Form 10-Q
period 1996-03-31
OLYMPIC FINANCIAL LTD
filed 1996-05-08
CIK 879674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996            Commission file number 0- 20526



                             OLYMPIC FINANCIAL LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-1664848
             ---------                                     ----------
   (State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or  organization)                           Number)



            7825 Washington Avenue South, Minneapolis, MN  55439-2435
- --------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code                (612) 942-9880
                                                                  --------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  YES   X    NO
                                                        -----     -----

The number of shares of the Common Stock of the registrant outstanding as of May 3, 1996 was 32,517,437.

                               FORM 10-Q INDEX


PART I    FINANCIAL INFORMATION                                             PAGE
- ------                                                                      ----

Item 1.    Consolidated Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .    12

PART II    OTHER INFORMATION
- -------

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    23

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . .    23

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . .    23

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . .    23

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . .    23

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 23-24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26


The financial information for the interim periods presented herein is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended March 31, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K dated February 20, 1996 and other documents filed with the Securities and Exchange Commission.

                             OLYMPIC FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)           (UNAUDITED)   DECEMBER 31,
                                                     MARCH 31, 1996      1995
                                                     -------------- --------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . .    $     22,552   $      1,340
Due from securitization trust. . . . . . . . . . .         115,000           ----
Auto loans held for sale . . . . . . . . . . . . .          82,857        118,556
Finance income receivable. . . . . . . . . . . . .         311,786        249,581
Furniture, fixtures and equipment. . . . . . . . .           9,587          6,346
Advances due to servicer . . . . . . . . . . . . .           8,435          9,046
Deferred debt issuance costs . . . . . . . . . . .           5,280          4,444
Investment in subordinated certificates. . . . . .           3,048          2,811
Servicing fee receivable . . . . . . . . . . . . .           2,115          1,855
Prepaid expenses . . . . . . . . . . . . . . . . .           1,839          1,545
Other assets . . . . . . . . . . . . . . . . . . .           3,238          2,270
                                                     -------------- --------------
  Total assets . . . . . . . . . . . . . . . . . .    $    565,737   $    397,794
                                                     -------------- --------------
                                                     -------------- --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities . . . . . .   $     127,224  $      26,530
Senior term notes. . . . . . . . . . . . . . . . .         145,000        145,000
Subordinated notes . . . . . . . . . . . . . . . .          46,595         13,005
Capital lease obligations. . . . . . . . . . . . .           6,635          3,924
Deferred income taxes. . . . . . . . . . . . . . .          26,085         18,700
Accounts payable and accrued liabilities . . . . .          21,633          9,822
                                                     -------------- --------------
  Total liabilities. . . . . . . . . . . . . . . .         373,172        216,981

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:


8% Cumulative Convertible Exchangeable
  Preferred Stock, 889,378 and 1,071,036
  shares issued and outstanding, respectively. . .               9             11
Common stock 23,224,357 and 22,038,567
  shares issued and outstanding, respectively. . .             232            220
Additional paid-in capital . . . . . . . . . . . .         158,312        157,204
Retained earnings. . . . . . . . . . . . . . . . .          34,012         23,378
                                                     -------------- --------------
  Total shareholders' equity . . . . . . . . . . .         192,565        180,813
                                                     -------------- --------------
  Total liabilities and shareholders' equity . . .    $    565,737   $    397,794
                                                     -------------- --------------
                                                     -------------- --------------

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             OLYMPIC FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1996           1995
                                                      -------------- --------------
REVENUES:
Net interest margin. . . . . . . . . . . . . . . . .   $     12,300   $      4,538
Gain on sale of loans. . . . . . . . . . . . . . . .         25,229          9,057
Servicing fee income . . . . . . . . . . . . . . . .          5,743          2,300
Other non interest income. . . . . . . . . . . . . .            724            159
                                                      -------------- --------------
    Total revenues . . . . . . . . . . . . . . . . .         43,996         16,054
EXPENSES:
Salaries and benefits. . . . . . . . . . . . . . . .          9,097          3,945
Other operating expense. . . . . . . . . . . . . . .         10,919          4,495
                                                      -------------- --------------
    Total operating expenses . . . . . . . . . . . .         20,016          8,440
Long-term debt and other interest expense. . . . . .          5,516          1,845
                                                      -------------- --------------
    Total expenses . . . . . . . . . . . . . . . . .         25,532         10,285
                                                      -------------- --------------
Operating income before income tax and
  extraordinary item . . . . . . . . . . . . . . . .         18,464          5,769
Provision for income taxes . . . . . . . . . . . . .          7,386          2,307
                                                      -------------- --------------
Income before extraordinary item . . . . . . . . . .         11,078          3,462
Extraordinary item . . . . . . . . . . . . . . . . .           ----        (3,344)
                                                      -------------- --------------
    Net income . . . . . . . . . . . . . . . . . . .   $     11,078   $        118
                                                      -------------- --------------
                                                      -------------- --------------
PRIMARY EARNINGS PER SHARE:
Net income per common share before
  extraordinary item . . . . . . . . . . . . . . . .   $       0.41   $       0.23
Extraordinary item per common share. . . . . . . . .           ----         (0.27)
                                                      -------------- --------------
    Net income (loss) per common share . . . . . . .   $       0.41   $     (0.04)
                                                      -------------- --------------
                                                      -------------- --------------
FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary item . . .   $       0.37   $       0.19
Extraordinary item per share . . . . . . . . . . . .           ----         (0.18)
                                                      -------------- --------------
    Net income per share . . . . . . . . . . . . . .   $       0.37   $       0.01
                                                      -------------- --------------
                                                      -------------- --------------

Weighted average common and common
  equivalent shares outstanding:
Primary. . . . . . . . . . . . . . . . . . . . . . .     25,741,672     12,505,372
Fully diluted. . . . . . . . . . . . . . . . . . . .     30,218,329     18,185,965


            See notes to unaudited consolidated financial statements.

                               OLYMPIC FINANCIAL LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


(DOLLARS IN THOUSANDS)                                                                 THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                       1996           1995
                                                                                  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     11,078   $        118
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .              832            242
   Loss on sale of furniture, fixtures and equipment . . . . . . . . . . . . .                1            153
   (Increase) decrease in assets:
       Automobile loans held for sale:
           Purchases of automobile loans . . . . . . . . . . . . . . . . . . .        (633,506)      (439,592)
           Sales of automobile loans . . . . . . . . . . . . . . . . . . . . .          655,845        458,408
           Repayments of automobile loans. . . . . . . . . . . . . . . . . . .           13,360          4,552
       Finance income receivable . . . . . . . . . . . . . . . . . . . . . . .         (62,204)       (35,226)
       Due from securitization trusts. . . . . . . . . . . . . . . . . . . . .        (115,000)       (46,532)
       Advances due to servicer. . . . . . . . . . . . . . . . . . . . . . . .              611          (804)
       Servicing fee receivable. . . . . . . . . . . . . . . . . . . . . . . .            (260)          (356)
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (294)            126
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (968)            314
   Increase (decrease) in liabilities:
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .            7,385             79
       Accounts payable and accrued liabilities. . . . . . . . . . . . . . . .           11,810          2,841
                                                                                  -------------- --------------
                    Total cash used in operating activities. . . . . . . . . .        (111,310)       (55,677)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment . . . . . . . . . . .                2             37
Purchase of furniture, fixtures and equipment. . . . . . . . . . . . . . . . .            (546)          (238)
Purchase of subordinated certificates. . . . . . . . . . . . . . . . . . . . .            (537)          (328)
Collections on subordinated certificates . . . . . . . . . . . . . . . . . . .              300             79
                                                                                  -------------- --------------
                    Total cash used in investing activities. . . . . . . . . .            (781)          (450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock . . . . . . . . . . . . . . . . . .              876            345
Payment of dividends on 8% Convertible Preferred Stock . . . . . . . . . . . .            (444)          (565)
Proceeds from borrowings under warehouse facilities. . . . . . . . . . . . . .          595,686        477,625
Repayment of borrowings under warehouse facilities . . . . . . . . . . . . . .        (494,992)      (452,997)
Net proceeds from issuance of subordinated notes . . . . . . . . . . . . . . .           33,590          2,015
Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .             ----       (30,000)
Proceeds from issuance of Senior Notes . . . . . . . . . . . . . . . . . . . .             ----         50,000
Deferred debt issuance cost, net . . . . . . . . . . . . . . . . . . . . . . .            (836)        (1,034)
Reduction of capital lease obligations . . . . . . . . . . . . . . . . . . . .            (577)          (225)
                                                                                  -------------- --------------
                    Total cash provided by financing activities. . . . . . . .          133,303         45,164
                                                                                  -------------- --------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .           21,212       (10,963)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .            1,340         16,617
                                                                                  -------------- --------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .     $     22,552   $      5,654
                                                                                  -------------- --------------
                                                                                  -------------- --------------
Supplemental disclosures of cash flow information:
   Non cash activities:. . . . . . . . . . . . . . . . . . . . . . . . . . . .
       Additions to capital leases . . . . . . . . . . . . . . . . . . . . . .     $      3,288   $        464
   Cash paid for:
       Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      3,457   $      2,800
       Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       ----   $       ----



                      See notes to unaudited consolidated financial statements.

                                         OLYMPIC FINANCIAL LTD.
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                          ------------------------------------------------------------------------------------------
                                            NUMBER OF    NUMBER OF                            ADDITIONAL    RETAINED
                                            PREFERRED     COMMON      PREFERRED     COMMON      PAID IN     EARNINGS
                                             SHARES       SHARES      PAR VALUE    PAR VALUE    CAPITAL     (DEFICIT)      TOTAL
                                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
(DOLLARS IN THOUSANDS, EXCEPT
SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1995 . . . . . . .    1,071,036   22,038,567   $       11   $      220   $  157,204   $   23,378   $  180,813

Exercise of options and warrants . . . .         ----      189,587         ----            2          874         ----          876

Issuance of Common Stock:
     Benefit plans . . . . . . . . . . .         ----      149,316         ----            2          (2)         ----         ----

Amortization of deferred
     compensation. . . . . . . . . . . .         ----         ----         ----         ----          242         ----          242

Preferred Stock conversion to
     Common Stock. . . . . . . . . . . .    (181,658)      846,887          (2)            8          (6)         ----         ----

Payment of dividends on 8%
     Convertible Preferred Stock . . . .         ----         ----         ----         ----         ----        (444)        (444)

Net income . . . . . . . . . . . . . . .         ----         ----         ----         ----         ----       11,078       11,078
                                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
BALANCE, MARCH 31, 1996. . . . . . . . .      889,378   23,224,357   $        9   $      232   $  158,312   $   34,012   $  192,565
                                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
                                          ------------ ------------ ------------ ------------ ------------ ------------ ------------


            See notes to unaudited consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1995

1.  BASIS OF PRESENTATION

    The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1995 Annual Report filed on Form 10-K/A-2 filed March 18, 1996.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made to the March 31, 1995 balances to conform to current period presentation.

2.  FINANCE INCOME RECEIVABLE

    Finance income receivable includes the estimated present value of future amounts permitted to be withdrawn from spread accounts established in connection with securitization transactions. During the three months ended March 31, 1996, the Company securitized $655.8 million of its automobile loans held for sale. The Company may be required to repurchase certain automobile loans if such loans default or fail to meet other specific criteria as defined within the terms of the securitization transactions. In accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," the Company has estimated its potential obligations under such recourse provisions based on its own historical experience and available industry data and has included such estimates in its determination of gain on sale. The related allowance for such obligations is included as a component of the finance income receivable.


(DOLLARS IN THOUSANDS)                           AT                  AT
                                              MARCH 31,         DECEMBER 31,
                                                1996                1995
                                          ----------------    ----------------
  Estimated cash flows on loans sold, net
     of estimated prepayments (1)            $  432,024          $  349,097

  Less:
     Discount to present value                 (22,277)            (19,466)
     Deferred servicing income                 (42,892)            (37,780)
     Reserve for loan losses                   (55,069)            (42,270)
                                          ----------------    ----------------
                                             $  311,786          $  249,581
                                          ----------------    ----------------
                                          ----------------    ----------------


 --------------------------------------
 (1) Included in estimated cash flows is the anticipated return to the Company of restricted cash in required spread accounts. Actual spread account balances were $79.6 million at March 31, 1996 and $65.4 million at December 31, 1995.

The following represents the roll-forward of the finance income receivable balance:


(DOLLARS IN THOUSANDS)

BALANCE, DECEMBER 31, 1995                                        $ 249,581
  Excess cash flows on loans sold, net of estimated
     prepayments . . . . . . . . . . . . . . . . . . . . . .         64,974
  Return of excess cash flows (1). . . . . . . . . . . . . .        (6,510)
  Recognition of present value effect of cash flows. . . . .          3,741
                                                               ---------------
BALANCE, MARCH 31, 1996                                           $ 311,786
                                                               ---------------
                                                               ---------------



    (1) Includes approximately $2.3 million of cash released to the Company from remaining spread account balances associated with three securitization transactions initiated in 1992 and closed out during the first quarter of 1996.

3.  SUBORDINATED NOTES


(DOLLARS IN THOUSANDS)
                                                      AT                  AT
                                                MARCH 31, 1996     DECEMBER 31, 1995
                                              ------------------  ------------------
Senior subordinated notes, Series 1996-A       $         30,000    $           ----
Junior subordinated notes                                16,595              13,005
                                              ------------------  ------------------
                                               $         46,595    $         13,005
                                              ------------------  ------------------
                                              ------------------  ------------------


    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of its 10.125% Subordinated Notes, Series 1996-A due 2001 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable monthly beginning May 15, 1996. The Subordinated Notes may not be redeemed prior to May 15, 1998. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Subordinated Notes, in whole or in part, at 101.5% of the principal amount of Senior Subordinated Notes redeemed, or 100% thereof on or after May 15, 1999, plus accrued interest to and including the redemption date. The Senior Subordinated Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Subordinated Notes).

4.  SUBSEQUENT EVENT

    In April 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share including an over-allotment option of 1,050,000 shares.

    On April 22, 1996, the Company received net proceeds from the issuance of the Common Stock of approximately $147.5 million. Unaudited pro forma financial information giving effect to the subsequent event discussed above, is provided on the following pages.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

    Unaudited pro forma consolidated financial information for the periods indicated is set forth in the following tables. The unaudited pro forma consolidated financial data gives effect to the issuance of 8,050,000 shares of Common Stock and the application of the net proceeds received as described in the supplemental notes to the unaudited pro forma tables.

OLYMPIC FINANCIAL LTD.
UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEET
MARCH 31, 1996


(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                            PRO FORMA
                                                                          PRO FORMA          BALANCE
                                                             ACTUAL      ADJUSTMENTS (1)      SHEET
                                                         --------------- --------------- ---------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .      $    22,552      $   20,260      $   42,812
Due from securitization trust. . . . . . . . . . . . .          115,000            ----         115,000
Auto loans held for sale . . . . . . . . . . . . . . .           82,857            ----          82,857
Finance income receivable. . . . . . . . . . . . . . .          311,786            ----         311,786
Other assets . . . . . . . . . . . . . . . . . . . . .           33,542            ----          33,542
                                                         --------------- --------------- ---------------
    Total assets . . . . . . . . . . . . . . . . . . .    $     565,737   $      20,260   $     585,997
                                                         --------------- --------------- ---------------
                                                         --------------- --------------- ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities . . . . . . . .    $     127,224   $   (127,224)   $        ----
Senior term notes. . . . . . . . . . . . . . . . . . .          145,000            ----         145,000
Subordinated notes . . . . . . . . . . . . . . . . . .           46,595            ----          46,595
Capital lease obligations. . . . . . . . . . . . . . .            6,635            ----           6,635
Deferred income taxes. . . . . . . . . . . . . . . . .           26,085            ----          26,085
Other liabilities. . . . . . . . . . . . . . . . . . .           21,633            ----          21,633
                                                         --------------- --------------- ---------------
    Total liabilities. . . . . . . . . . . . . . . . .          373,172       (127,224)         245,948

Shareholder's equity:
Capital stock, $.01 par value, 100,000,000 shares
    authorized:
8% Cumulative Convertible Exchangeable Preferred
    Stock, 889,378 and 889,378 shares issued and
    outstandingly, respectively. . . . . . . . . . . .                9            ----               9

Common stock 23,224,357 and 31,274,357 pro forma
    shares issued and outstandingly, respectively. . .              232              81             313
Additional paid in capital . . . . . . . . . . . . . .          158,312         147,403         305,715
Retained earnings. . . . . . . . . . . . . . . . . . .           34,012            ----          34,012
                                                         --------------- --------------- ---------------
    Total shareholders' equity . . . . . . . . . . . .          192,565         147,484         340,049
                                                         --------------- --------------- ---------------
    Total liabilities and shareholders' equity . . . .    $     565,737   $      20,260   $     585,997
                                                         --------------- --------------- ---------------
                                                         --------------- --------------- ---------------


- ---------------------------------------
    (1) Pro forma entries give effect at March 31, 1996 to the net proceeds from the issuance of 8,050,000 shares of Common Stock and application of a portion of such proceeds to repay outstanding amounts due under warehouse facilities.

OLYMPIC FINANCIAL LTD.
UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                               PRO FORMA
                                                                               PRO FORMA      STATEMENT OF
                                                               ACTUAL       ADJUSTMENTS (1)    OPERATIONS
                                                            --------------- --------------- ---------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
REVENUES:
Net interest margin. . . . . . . . . . . . . . . . . . . .   $      31,192   $       8,800   $      39,992
Gain on sale of loans. . . . . . . . . . . . . . . . . . .          62,182            ----          62,182
Servicing fee income . . . . . . . . . . . . . . . . . . .          13,987            ----          13,987
Other non interest income. . . . . . . . . . . . . . . . .           1,371            ----           1,371
                                                            --------------- --------------- ---------------
    Total revenues . . . . . . . . . . . . . . . . . . . .         108,732           8,800         117,532

EXPENSES:
Salaries and benefits. . . . . . . . . . . . . . . . . . .          20,079            ----          20,079
Other operating expense. . . . . . . . . . . . . . . . . .          22,648            ----          22,648
Interest expense on long-term debt . . . . . . . . . . . .          17,170            ----          17,170
                                                            --------------- --------------- ---------------
    Total expense. . . . . . . . . . . . . . . . . . . . .          59,897            ----          59,897
                                                            --------------- --------------- ---------------

Operating income before income taxes and extraordinary
  item . . . . . . . . . . . . . . . . . . . . . . . . . .          48,835           8,800          57,635
Provision for income taxes . . . . . . . . . . . . . . . .          19,518           3,520          23,038
                                                            --------------- --------------- ---------------
Income before extraordinary item . . . . . . . . . . . . .          29,317           5,280          34,597
Extraordinary item . . . . . . . . . . . . . . . . . . . .         (3,856)            ----         (3,856)
                                                            --------------- --------------- ---------------
    Net income . . . . . . . . . . . . . . . . . . . . . .   $      25,461   $       5,280   $      30,741
                                                            --------------- --------------- ---------------
                                                            --------------- --------------- ---------------

PRIMARY EARNINGS PER SHARE:
Net income per common share before extraordinary item. . .   $        1.35                   $        1.15
Extraordinary item per common share. . . . . . . . . . . .          (0.19)                          (0.13)
                                                            ---------------                 ---------------
    Net income per common share. . . . . . . . . . . . . .   $        1.16                   $        1.02
                                                            ---------------                 ---------------
                                                            ---------------                 ---------------

FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary item . . . . . .   $        1.11                   $        1.00
Extraordinary item per share . . . . . . . . . . . . . . .          (0.15)                          (0.11)
                                                            ---------------                 ---------------
    Net income per share . . . . . . . . . . . . . . . . .   $        0.96                   $        0.89
                                                            ---------------                 ---------------
                                                            ---------------                 ---------------

Weighted average common and common equivalent shares
    outstanding:
Primary. . . . . . . . . . . . . . . . . . . . . . . . . .      20,029,769       8,050,000      28,079,769
Fully diluted. . . . . . . . . . . . . . . . . . . . . . .      26,455,876       8,050,000      34,505,876


- ---------------------------------------
    (1) Pro forma earnings is computed giving effect to the issuance of 8,050,000 shares of Common Stock on January 1, 1995, and the application of a portion of the proceeds received therefrom to repay in full the average amount outstanding under the Company's warehouse facilities.

OLYMPIC FINANCIAL LTD.
UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996

                                                                                               PRO FORMA
                                                                               PRO FORMA      STATEMENT OF
                                                               ACTUAL       ADJUSTMENTS (1)    OPERATIONS
                                                            --------------- --------------- ---------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Net interest margin. . . . . . . . . . . . . . . . . . . .   $      12,300   $       2,200   $      14,500
Gain on sale of loans. . . . . . . . . . . . . . . . . . .          25,229            ----          25,229
Servicing fee income . . . . . . . . . . . . . . . . . . .           5,743           ----            5,743
Other non interest income. . . . . . . . . . . . . . . . .             724            ----             724
                                                            --------------- --------------- ---------------
    Total revenues . . . . . . . . . . . . . . . . . . . .          43,996           2,200          46,196

EXPENSES:
Salaries and benefits. . . . . . . . . . . . . . . . . . .           9,097            ----           9,097
Other operating expense. . . . . . . . . . . . . . . . . .          10,919            ----          10,919
Interest expense on long-term debt . . . . . . . . . . . .           5,516            ----           5,516
                                                            --------------- --------------- ---------------
    Total expenses . . . . . . . . . . . . . . . . . . . .          25,532            ----          25,532
                                                            --------------- --------------- ---------------
Operating income before income taxes and extraordinary
  item . . . . . . . . . . . . . . . . . . . . . . . . . .          18,464           2,200          20,664
Provision for income taxes . . . . . . . . . . . . . . . .           7,386             880           8,266
                                                            --------------- --------------- ---------------
Income before extraordinary item . . . . . . . . . . . . .          11,078           1,320          12,398
Extraordinary item . . . . . . . . . . . . . . . . . . . .            ----            ----            ----
                                                            --------------- --------------- ---------------
    Net income . . . . . . . . . . . . . . . . . . . . . .   $      11,078   $       1,320   $      12,398
                                                            --------------- --------------- ---------------
                                                            --------------- --------------- ---------------

Primary Earnings Per Share:
Net income per common share before extraordinary item. . .   $        0.41                   $        0.35
Extraordinary item per common share. . . . . . . . . . . .            ----                            ----
                                                            ---------------                 ---------------
    Net income per common share. . . . . . . . . . . . . .   $        0.41                   $        0.35
                                                            ---------------                 ---------------
                                                            ---------------                 ---------------

Fully Diluted Earnings Per Share:
Net income per share before extraordinary item . . . . . .   $        0.37                   $        0.32
Extraordinary item per share . . . . . . . . . . . . . . .            ----                            ----
                                                            ---------------                 ---------------
    Net income per share . . . . . . . . . . . . . . . . .   $        0.37                   $        0.32
                                                            ---------------                 ---------------
                                                            ---------------                 ---------------

Weighted average common and common equivalent shares
  outstanding:
Primary. . . . . . . . . . . . . . . . . . . . . . . . . .      25,741,672       8,050,000      33,791,672
Fully diluted. . . . . . . . . . . . . . . . . . . . . . .      30,218,329       8,050,000      38,268,329


- ---------------------------------------
    (1) Pro forma earnings is computed giving effect to the issuance of 8,050,000 shares of Common Stock on January 1, 1995, and the application of a portion of the proceeds received therefrom to repay in full the average amount outstanding under the Company's warehouse facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated primarily by new car dealers affiliated with major foreign and domestic manufacturers. At March 31, 1996, the Company had purchased loans from more than 5,800 dealers in 38 states, a substantial majority of which sell loans to the Company on a regular basis. Loans are purchased through 16 regional buying centers, supplemented by a network of dealer development representatives ("DDRs") serving various markets, or "spokes", surrounding the buying center "hubs". DDRs operating in these "spokes" generate loans in their assigned market, and all administrative functions, including credit approval and loan processing, are performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

RESULTS OF OPERATIONS

    NET INTEREST MARGIN. The components of net interest margin for each of the three month periods ended March 31 were:


                                                             1996         1995
                                                          -----------  -----------
Interest income on loans, net of interest expense
  on warehouse facilities. . . . . . . . . . . . . . . .   $   5,206    $   1,821
Interest income on short-term investments, spread
  accounts and other cash accounts . . . . . . . . . . .       3,446        1,720
Recognition of present value discount. . . . . . . . . .       3,741        1,012
Provision for credit losses on loans held for sale . . .        (93)         (15)
                                                          -----------  -----------
  Net interest margin  . . . . . . . . . . . . . . . . .   $  12,300    $   4,538
                                                          -----------  -----------
                                                          -----------  -----------


    Net interest margin increased 171% during the three months ended March 31, 1996, compared with the same period a year ago. The rise in net interest margin is primarily due to higher average balances of loans held for sale pending securitization, lower warehousing costs and growth in the volume of the Company's loan purchases and subsequent securitizations, partially off-set by a decline in the weighted average interest rate earned on loan purchases.

    Since March 31, 1995, the Company has opened two additional regional buying centers and has expanded its dealer network to more than 5,800 dealers at March 31, 1996, compared to 3,014 dealers at March 31, 1995. As a result, automobile loan purchases increased 44.1% during the first quarter of 1996 compared with the same period a year ago. Loan purchases under the Company's Premier and Classic loan programs for each of the three month periods ended March 31 were:


                                                             1996         1995
                                                          -----------  -----------
Premier. . . . . . . . . . . . . . . . . . . . . . . . .   $ 493,188    $ 371,109
Classic. . . . . . . . . . . . . . . . . . . . . . . . .     140,318       68,484
                                                          -----------  -----------
  Total loans purchased. . . . . . . . . . . . . . . . .   $ 633,506    $ 439,593
                                                          -----------  -----------
                                                          -----------  -----------


    The increased loan purchasing volume and timing of securitization transactions resulted in an increase of approximately 128% in the average balance of loans held for sale pending securitization, on which the Company earns interest income until such loans are securitized. The effect of the higher average balance of loans held for sale was partially off-set by a decline in the annual percentage interest rate ("APR") paid by the obligors on loans purchased during the first three months of 1996 to 13.85% compared with 14.69% in the same period a year ago. The decline in APR is principally due to decreases in the short-term consumer finance rates during most of 1995 and early 1996. The Company mitigated part of the effect of the lower APRs through an increased penetration of its higher yielding Classic loans which grew from 16% of total loan purchases in the first quarter of 1995 to 22% in the first quarter of 1996.

    In addition, improved liquidity allowed the Company to decrease the average amount of its borrowings under warehouse arrangements as a percentage of loan purchasing volume to 25.7% during the first quarter of 1996 compared with 28.6% during the first quarter of 1995. This decrease produced lower warehousing costs and increased the net interest rate spread earned on loans held for sale.

    The rise in interest income on short-term investments, spread accounts and other cash accounts established in connection with securitization transactions and the increase in the recognition of the present value discount associated with the gain on sale of loans is attributable to an increase of 43.1% in loans securitized during the first quarter of 1996 compared with the same period in 1995.

    GAIN ON SALE OF LOANS. Gain on sale of loans provided net revenues of $25.2 million and $9.1 million during the three month periods ended March 31, 1996 and 1995, respectively, representing an increase of 179%. The increase in gain on sale of loans primarily resulted from growth in the volume of loans securitized and increased gross interest rate spreads. The Company securitized $655.8 million of loans held for sale during the first quarter of 1996 compared with $458.4 million in the same period a year ago. The increase in the gross interest rate spread earned on securitized loans is primarily due to a decrease in the Company's weighted average securitization rate reflecting the general market decline in short-term financing rates and the continued refinement of the Company's securitization strategies, partially off-set by a decline in the weighted average APR on loans purchased and subsequently securitized (see discussion of net interest margin above).

    The following table summarizes the Company's gross interest rate spreads for each of the three month periods ended March 31:


                                                           1996         1995
                                                       -----------  -----------
Weighted average APR of loans securitized. . . . . .       13.81%       14.59%
Weighted average securitization rate . . . . . . . .        5.82         7.51
                                                       -----------  -----------
Gross interest rate spread (1) . . . . . . . . . . .        7.99%        7.08%
                                                       -----------  -----------
                                                       -----------  -----------

- ---------------------------------------
    (1) Before gains/losses on hedging transactions.

    Gains on sales of loans were further increased by $1.9 million of realized gains on hedging transactions during the first quarter of 1996 compared with $3.4 million of realized losses on hedging transactions during the same period in 1995. There were no realized losses during the first quarter of 1996 and no realized gains during the first quarter of 1995.

    SERVICING FEE INCOME. The Company increased its servicing fee income to $5.7 million during the three months ended March 31, 1996 from $2.3 million in the first three months of 1995. This increase was directly related to an increase in the Company's servicing portfolio outstanding. The following table reflects the growth in the Company's servicing portfolio from March 31, 1995 to March 31, 1996.


(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                          AT MARCH 31,
                                                          ------------------------
                                                              1996         1995
                                                          -----------  -----------
Principal balance of automobile loans held for sale. . .  $   81,552   $      479
Principal balance of loans serviced under
securitizations. . . . . . . . . . . . . . . . . . . . .   2,563,588    1,176,690
                                                          -----------  -----------

Servicing portfolio. . . . . . . . . . . . . . . . . . .  $2,645,140   $1,177,169
                                                          -----------  -----------
                                                          -----------  -----------
Average unpaid principal balance (actual dollars). . . .  $   12,407   $   11,653
Number of loans serviced . . . . . . . . . . . . . . . .     213,193      101,022


    The Company's March 31, 1996 servicing portfolio increased 125% over
March 31, 1995 reflecting significant growth in the volume of the Company's loan purchases and subsequent securitizations.

    OPERATING EXPENSES. Salaries and benefits expense increased to $9.1 million in the first quarter of 1996, up 131% from $3.9 million during the same period in 1995. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 751 at March 31, 1996 from 387 at March 31, 1995. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans and is also due to the opening of two additional regional buying centers since March 31, 1995.

    Other operating costs including, occupancy, depreciation and amortization, servicing and collection expenses, also increased during the first quarter of 1996 to $10.9 million, up 143% from $4.5 million in the same period of 1995. The rise in other operating costs is primarily due to the growth in regional buying centers and continued growth in loan purchasing. As loan purchasing volume increases, the Company incurs incremental increases in costs associated with underwriting, servicing and collecting of such loans. Also included in operating expenses during the first quarter of 1996 are expenses to expand our servicing and collection capabilities to provide for the seasoning of the Company's loan portfolio and to prepare for the higher percentage of Classic loans in the portfolio.

    Although the dollar amount of operating expenses increased, total annualized operating expenses as a percentage of average servicing portfolio declined to 3.25% in the first quarter of 1996 compared to 3.36% during the same period in 1995 reflecting economies of scale from increased loan purchases and growth in the Company's servicing portfolio.

    LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 199% to $5.5 million during the first quarter of 1996 compared to $1.8 million during the same period in 1995 primarily due to the issuance of $145.0 of Senior Term Notes in April 1995.

FINANCIAL CONDITION

    AUTOMOBILE LOANS HELD FOR SALE. Prior to securitization, the Company holds automobile loans in its portfolio. The Company's portfolio of loans held for sale decreased 30.1% to $82.9 million at March 31, 1996 from $118.6 million at December 31, 1995 due to the timing in delivery of loans associated with the Company's securitizations.

    FINANCE INCOME RECEIVABLE. Finance income receivable increased to $311.8 million at March 31, 1996 from $249.6 million at December 31, 1995. This 24.9% increase is a result of the increase in loan securitization volume and increased gain on sale of loans.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased 120% to $21.6 million at March 31, 1996 as compared with $9.8 million at December 31, 1995. This increase is primarily due to accrued securitization expenses associated with the Company's first quarter securitization transaction, 1996-A, as well as increased accruals for salary, occupancy and various operating expenses reflecting the continued growth in the Company's staffing, facilities, loan purchases and servicing portfolio.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

    The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.


                                                     MARCH 31,                    DECEMBER 31,
DELINQUENCY EXPERIENCE (1):                            1996                           1995
                                            ---------------------------   ---------------------------
                                              NUMBER OF                     NUMBER OF
                                                LOANS         BALANCE         LOANS         BALANCE
                                            ------------   ------------   ------------   ------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period            213,193     $2,645,140        185,241     $2,267,107
Delinquencies:
  31-60 days. . . . . . . . . . . . . . .         1,767     $   22,763          1,536     $   17,667
  61-90 days. . . . . . . . . . . . . . .           854         11,412            520          5,694
  91 days or more . . . . . . . . . . . .           839         10,409            614          6,881
                                            ------------   ------------   ------------   ------------
Total automobile loans delinquent 31 or
  more days . . . . . . . . . . . . . . .         3,460     $   44,584          2,670     $   30,242
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2). . . .          1.62 %         1.69 %         1.44 %         1.33 %
Amount in repossession (3). . . . . . . .         2,079     $   23,683          1,489     $   17,676
                                            ------------   ------------   ------------   ------------
Total delinquencies and amount in
  repossession (2). . . . . . . . . . . .         5,539     $   68,267          4,159     $   47,918
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------
Total delinquencies and amount in
  repossession as a percentage of
  servicing portfolio outstanding at end
  of period . . . . . . . . . . . . . . .          2.60 %         2.58 %         2.25 %         2.11 %


- ---------------------------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been repossessed but not yet liquidated.

    The Company's credit loss and repossession statistics are presented below under a dual format. The first table labeled "Industry Method" has been provided to conform the gross charge-off presentation format adopted by the Company as of January 1, 1996, which the Company believes is the predominant presentation format within the auto finance industry. This format, which nets anticipated recoveries against loan principal balances remaining at the time of charge-off, will be the basis for future delinquency, loan loss and repossession disclosures by the Company.


INDUSTRY METHOD                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             -------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                                          1996             1995
                                                                             --------------   --------------
Average servicing portfolio outstanding during the period. . . . . . . . .    $  2,461,267     $  1,003,320
Average number of loans outstanding during the period. . . . . . . . . . .         199,596           87,277
Number of repossessions. . . . . . . . . . . . . . . . . . . . . . . . . .           2,755              450
Annualized repossessions as a percentage of average number of
  loans outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.52 %           2.06 %
Gross charge-offs (2). . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,965     $      1,802
Recoveries (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             105              295
                                                                             --------------   --------------
Net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,860     $      1,507
                                                                             --------------   --------------
                                                                             --------------   --------------
Annualized gross charge-offs as a percentage of average servicing
  portfolio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.81 %           0.72 %
Annualized net losses as a percentage of average servicing portfolio . . .            0.79 %           0.60 %


- ---------------------------------------
    (1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.
    (2) Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets. When estimating the value of repossessed inventory management utilizes industry published reports listing retail and wholesale values of used automobiles and determines estimated proceeds within a range that management believes reflects the then current market conditions and the Company's disposition strategy for such inventory.
    (3) Includes post-disposition amounts received on repossessed assets, net of selling expenses.


HISTORICAL METHOD                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             -------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                                          1996            1995
                                                                             --------------   --------------
Average servicing portfolio outstanding during the period. . . . . . . . .    $  2,461,267     $  1,003,320
Average number of loans outstanding during the period. . . . . . . . . . .         199,596           87,277
Number of repossessions. . . . . . . . . . . . . . . . . . . . . . . . . .           2,755              450
Annualized repossessions as a percentage of average number of
  loans outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.52 %           2.06 %
Gross charge-offs (2). . . . . . . . . . . . . . . . . . . . . . . . . . .    $     34,899     $      5,123
Recoveries (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,039            3,616
                                                                             --------------   --------------
Net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,860     $      1,507
                                                                             --------------   --------------
                                                                             --------------   --------------

Annualized gross charge-offs as a percentage of average servicing
  portfolio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.67 %           2.04 %
Annualized net losses as a percentage of average servicing portfolio . . .            0.79 %           0.60 %


- ---------------------------------------
     (1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.
     (2) Amounts charged off includes the remaining principal balance, but not accrued and unpaid interest.
     (3) Includes post-disposition amounts received on repossessed assets, net of selling expenses.

    The Company believes the rise in delinquency, repossession rates and annualized net losses reflected in the tables above are primarily due to the introduction and expansion of the Company's Classic loan program and the seasoning of the Company's servicing portfolio to include a greater proportion of loans in the period of highest probability for defaults.

    In February 1996, the Company elected to increase, over time depending on market conditions, the percentage of the Company's aggregate loan purchases that may be purchased through its Classic program up to a limit of 50% of originations from the Company's current percentage of approximately 22% of originations. The purposes of the Company's increased emphasis on the Classic program are to provide the Company with the opportunity for greater interest rate spreads relative to its previous loan mix and, as the Company offers lower dealer participations on Classic loans, to reduce costs in comparison to the Premier program. The Company has determined that the pricing advantages and ability to expand the Company's prime lending market under the Classic loan program offsets anticipated increases in delinquency and repossession rates, which the Company expects to continue to increase as the Classic loans purchased in 1995 continue to season in 1996. To account for the anticipated increase in delinquency and repossession rates, the Company has established higher reserves following the introduction of the Classic program and has increased these reserves as the proportion of Classic loans has increased in the Company's total portfolio. The Company's total reserves at March 31, 1996 were $55.1 million or 2.08% of the Company's servicing portfolio compared with $42.3 million at December 31, 1995 or 1.86% of the Company's servicing portfolio. Although the introduction and expansion of the Classic program has contributed to an increase in total portfolio delinquencies, repossession rates, and annualized net loss rates, these increases have been anticipated and within the reserves established by the Company.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses, (iv) interest advances to securitization trusts and (v) interest expense. The Company also uses significant amounts of cash for operating expenses and payment of preferred stock dividends. Cash is returned to the Company principally from excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the foreseeable future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 90% to 99.9% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $633.5 million of loans during the first three months of 1996 compared to $439.6 million during the same period in 1995.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers, which currently range from 3.80% to 4.08% of the principal balance of loans purchased. Participations paid by the Company to dealers during the three months ended March 31, 1996 were $24.7 million, compared with $17.4 million during the same period in 1995. When loans are securitized, the related dealer participation is expensed. The Company has the ability to recover these amounts from the dealers by offset against future participations in the event of prepayment or default on the loan within a specified period of time. However, to the extent the loan does not prepay or default within that period of time, the Company expects to recover the cash used to pay dealer participations over the estimated life of the underlying loans through the return to the Company of excess cash flow. This relationship between the up-front payment of cash to the dealers and the deferred recovery through collection of excess cash flow will continue to represent an increasing demand on capital resources to the extent the Company continues to expand its volume of loan purchases.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction.
The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. The Company had $79.6 million of restricted cash in spread accounts at March 31, 1996, compared with $65.4 million at December 31, 1995. Restricted cash is included as a component of finance income receivable.

    The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% per annum of the principal amount of the asset-backed securities.

    NET INTEREST MARGIN. Although the Company records net interest margin as earned, the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

    ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with servicing agreements, the Company makes advances only in the event it expects to recover them through the ultimate payments from the obligor on the loan.


PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first quarter of 1996, the Company received $4.2 million of excess cash flow, compared with $4.6 million during the first three months in 1995. Included in excess cash flows during the first quarter of 1995, is approximately $1.7 million of cash received from the sale of interest-only securities related to securitization transactions. There were no interest-only securities issued during the first quarter of 1996. The Company received an additional $2.3 million of cash during the first quarter of 1996 which was released from spread accounts associated with three securitization transactions initiated in 1992 and closed-out during the current quarter of 1996.

    SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance, which amounted to $5.7 million and $2.3 million during the three months ended March 31 1996 and 1995, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At March 31, 1996, the Company had warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $670.0 million, of which $542.8 million was available. Amounts due under warehouse facilities increased to $127.2 million at March 31, 1996 from $26.5 million at December 31, 1995, primarily due to increased loan purchasing volume and timing of securitization transactions. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the transaction, are applied to repay amounts outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transaction for the three months ended March 31, 1996, which was publicly issued and rated "AAA/Aaa".


(DOLLARS IN THOUSANDS)
                                        REMAINING      REMAINING
                                        BALANCE AS    BALANCE AS A     CURRENT        WEIGHTED         GROSS
                                           OF        PERCENTAGE OF     WEIGHTED       AVERAGE         INTEREST
                         ORIGINAL        MARCH 31,      ORIGINAL       AVERAGE     SECURITIZATION      RATE
 DATE                    BALANCE          1996          BALANCE          APR            RATE           SPREAD
- --------------        --------------  -------------  -------------  -------------  --------------  --------------
 March 96       (1)    $  600,000      $  409,756       68.40%         14.03%          5.89%           8.14%


- ---------------------------------------
    (1) At March 31, 1996, $420,971,925 of automobile loans had been delivered to the trust and $179,028,075 cash remained in the pre-funded portion of the trust.

OTHER CAPITAL RESOURCES

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support the continued growth in loan volume, increased dealer participations, securitizations and general operating expenses.

    In April 1996, the Company sold to the public 8,050,000 shares of Common Stock. Net proceeds received from the offering of Common Stock approximated $147.5 million.

    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of 10.125% Subordinated Notes Series 1996-A, due 2001 (the "Senior Subordinated Notes"). Net proceeds received from the offering of Senior Subordinated Notes approximated $29.0 million.

    The terms of the Company's 13% Senior Term Note Indenture (the "Indenture") limit the incurrence of additional indebtedness by the Company and restrict certain payments, including dividends on common or preferred stock (other than dividends on the Company's 8% Cumulative Convertible Exchangeable Preferred Stock) subject to the Company's ability to meet certain tests as set forth in the Indenture. If the Company's Fixed Charge Coverage Ratio, as defined in the Indenture, is less than 2.0 to 1 for a four quarter period, the Company is restricted from paying dividends on common and preferred stock (other than dividends on it's 8% Cumulative Convertible Exchangeable Preferred Stock) and unable to incur additional indebtedness (excluding indebtedness under warehouse facilities). The Fixed Charge Coverage Ratio for the four-quarter period ended March 31, 1996 was:


                                                                  FOUR
                                                              QUARTERS ENDED
                                                              MARCH 31, 1996
                                                              --------------
(IN THOUSANDS)
Operating Cash Receipts:
Excess cash flows received from securitization trusts. . .     $     22,914
Servicing fee income . . . . . . . . . . . . . . . . . . .           16,232
Other cash income. . . . . . . . . . . . . . . . . . . . .            3,196
                                                              --------------
     Total Operating Cash Receipts . . . . . . . . . . . .           42,342
Less Cash Expenses:
  Payment of dealer participations . . . . . . . . . . . .           93,796
  Cash operating expenses. . . . . . . . . . . . . . . . .           59,678
  Interest paid on warehouse and other debt. . . . . . . .           20,065
  Preferred dividends. . . . . . . . . . . . . . . . . . .            2,093
                                                              --------------
     Total Cash Expenses . . . . . . . . . . . . . . . . .          175,632
                                                              --------------
Consolidated Cash Flow . . . . . . . . . . . . . . . . . .        (133,290)
Fixed Charges included in Cash Expenses. . . . . . . . . .           22,158
                                                              --------------
  Adjusted Consolidated Cash Flow. . . . . . . . . . . . .     $  (111,132)
                                                              --------------
                                                              --------------
Fixed Charges:
  Interest expense (accrued or paid) . . . . . . . . . . .     $     30,623
  Preferred dividends. . . . . . . . . . . . . . . . . . .            2,093
                                                              --------------
     Total Fixed Charges . . . . . . . . . . . . . . . . .     $     32,716
                                                              --------------
                                                              --------------

    The Company has had, and expects to continue to have, negative Consolidated Cash Flow (as defined in the Indenture) and does not expect to be able to meet the Fixed Charge Coverage Ratio test for the foreseeable future.

    The Company may incur additional indebtedness under the terms of the Indenture, without regard to the Fixed Charge Coverage Ratio, if total indebtedness (excluding indebtedness under warehouse facilities) would not exceed 200% of Consolidated Net Worth (as defined in the Indenture). As of March 31, 1996, the Company would be able to incur additional indebtedness under the Consolidated Net Worth test, provided that such new indebtedness has a Weighted Average Life to Maturity (as defined in the Indenture) equal to or longer than the Senior Term Notes.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          The Company is party to litigation in the ordinary course of business, generally involving actions against borrowers to collect amounts on loans or recover vehicles. The Company does not expect any pending proceedings to have a material adverse effect on the Company or its results of operations.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     The following exhibits are filed in response to Item 601 of Regulation S-K.

  EXHIBIT NO.  DESCRIPTION
  -----------  -----------

     10.1 Series 1996-A Supplement, dated March 14, 1996, to Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

     10.2 Insurance and Indemnity Agreement, dated as of March 14, 1996, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc., Olympic Second GP Inc. and Olympic Receivables Finance Corp.

     11.1      Computation of Earnings Per Share

     12.1      Computation of Ratio of Earnings to Fixed Charges

     12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, filed and dated February 20, 1996, reporting a Cautionary Statement under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     On March 29, 1996, the Company filed a Current Report on Form 8-K, dated March 15, 1996, reporting an amendment to the Credit Agreement under which First Bank, National Association, along with a syndicate of other banking institutions have agreed to lend the Company, on a revolving basis, up to $250.0 million for the purchasing of automobile loans.

     On March 17, 1996, the Company filed a Current Report on Form 8-K, dated March 16, 1996, reporting the public offering of 8,050,000 shares of its Common Stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLYMPIC FINANCIAL LTD.


SIGNATURE                            TITLE                      DATE
- -------------------------  ---------------------------  --------------------

/s/ Jeffrey C. Mack
- -------------------------
Jeffrey C. Mack            President, Chief Executive       May 7, 1996
                             Officer, and Director

/s/ John A. Witham
- -------------------------
John A. Witham              Executive Vice President        May 7, 1996
                              and Chief Financial
                               Officer (Principal
                               Financial Officer)

/s/ Brian S. Anderson
- -------------------------
Brian S. Anderson            Senior Vice President,         May 7, 1996
                            Corporate Controller and
                              Assistant Secretary
                             (Principal Accounting
                                    Officer)

                                  EXHIBIT INDEX

 EXHIBIT NO.   DESCRIPTION                                                  PAGE
 -----------   -----------                                                  ----

 10.1 Series 1996-A Supplement, dated March 14, 1996 to Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

 10.2 Insurance and Indemnity Agreement, dated as of March 14, 1996, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc., Olympic Second GP Inc. and Olympic Receivables Finance Corp.

 11.1          Computation of Earnings Per Share

 12.1          Computation of Ratio of Earnings to Fixed Charges

 12.2 Computation of Ratio of Earnings to Fixed Charge and Preferred Stock Dividends

 27            Financial Data Schedule