Form 10-Q
period 1996-06-30
OLYMPIC FINANCIAL LTD
filed 1996-08-13
CIK 879674

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended June 30, 1996        Commission file number 0-20526

                                OLYMPIC FINANCIAL LTD.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Minnesota                                         41-1664848
    ---------                                         ----------
  (State or other jurisdiction              (I.R.S. Employer Identification
of incorporation or organization)                     Number)


              7825 Washington Avenue South, Minneapolis, MN  55439-2435
- --------------------------------------------------------------------------------
                       (Address of principal executive office)

Registrant's telephone number, including area code              (612) 942-9880
                                                                --------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               YES    X          NO
                                                     --------         -------

The number of shares of the Common Stock of the registrant outstanding as of August 8, 1996 was 32,811,681.

                               FORM 10-Q INDEX

PART I   FINANCIAL INFORMATION                                             PAGE
- ------                                                                     ----

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .      9

PART II  OTHER INFORMATION
- -------

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     19

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .     19

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .     19

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .     19

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .     20

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .     20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Form 10-Q for quarter ended June 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K dated February 20, 1996 and other documents filed with the Securities and Exchange Commission.

                            OLYMPIC FINANCIAL LTD.
                        CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)
                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                     -----------    ------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Cash and cash equivalents. . . . . . . . . . . . .    $ 22,575        $  1,340
Due from securitization trust. . . . . . . . . . .     151,635              --
Auto loans held for sale . . . . . . . . . . . . .      52,300         118,556
Finance income receivable. . . . . . . . . . . . .     366,414         249,581
Furniture, fixtures and equipment. . . . . . . . .      11,191           6,346
Advances due to servicer . . . . . . . . . . . . .      10,722           9,046
Other assets . . . . . . . . . . . . . . . . . . .      15,822          12,925
                                                      --------       ---------
    Total assets . . . . . . . . . . . . . . . . .    $630,659       $397,794
                                                      --------       ---------
                                                      --------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities . . . . . .    $ 17,837       $ 26,530
Senior term notes. . . . . . . . . . . . . . . . .     145,000        145,000
Subordinated notes . . . . . . . . . . . . . . . .      52,288         13,005
Capital lease obligations. . . . . . . . . . . . .       7,446          3,924
Deferred income taxes. . . . . . . . . . . . . . .      34,543         18,700
Accounts payable and accrued liabilities . . . . .      16,748          9,822
                                                      --------       ---------
     Total liabilities . . . . . . . . . . . . . .     273,862        216,981

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares
    authorized:
8% Cumulative Convertible Exchangeable
    Preferred Stock, 726,378 and 1,071,036 shares
    issued and outstanding, respectively . . . . .           7             11
Common stock 32,777,540 and 22,038,567 shares
    issued and outstanding, respectively . . . . .         328            220
Additional paid-in capital . . . . . . . . . . . .     308,098        157,204
Retained earnings. . . . . . . . . . . . . . . . .      48,364         23,378
                                                      --------       ---------
    Total shareholders' equity . . . . . . . . . .     356,797        180,813
                                                      --------       ---------
    Total liabilities and shareholders' equity . .    $630,659       $397,794
                                                      --------       ---------
                                                      --------       ---------

          SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            OLYMPIC FINANCIAL LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                       ------------------------    ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          1996          1995          1996          1995
                                                       ----------    ----------    ----------    ----------
REVENUES:
Net interest margin. . . . . . . . . . . . . . . . .   $   15,085    $    7,630    $   27,385    $   12,168
Gain on sale of loans. . . . . . . . . . . . . . . .       25,452        14,303        50,681        23,360
Servicing fee income . . . . . . . . . . . . . . . .        6,557         3,003        12,300         5,303
Other non-interest income. . . . . . . . . . . . . .        2,449           238         3,173           397
                                                       ----------    ----------    ----------    ----------
    Total revenues . . . . . . . . . . . . . . . . .       49,543        25,174        93,539        41,228

EXPENSES:
Salaries and benefits. . . . . . . . . . . . . . . .        8,813         4,627        17,910         8,572
Other operating expenses . . . . . . . . . . . . . .       11,124         4,973        22,043         9,468
                                                       ----------    ----------    ----------    ----------
    Total operating expenses . . . . . . . . . . . .       19,937         9,600        39,953        18,040
Long-term debt and other interest expense. . . . . .        6,433         4,574        11,949         6,419
                                                       ----------    ----------    ----------    ----------
    Total expenses . . . . . . . . . . . . . . . . .       26,370        14,174        51,902        24,459
                                                       ----------    ----------    ----------    ----------
Operating income before income taxes and
    extraordinary items. . . . . . . . . . . . . . .       23,173        11,000        41,637        16,769
Provision for income taxes . . . . . . . . . . . . .        8,458         4,384        15,844         6,691
                                                       ----------    ----------    ----------    ----------
Income before extraordinary items. . . . . . . . . .       14,715         6,616        25,793        10,078
Extraordinary items. . . . . . . . . . . . . . . . .           --          (512)           --        (3,856)
                                                       ----------    ----------    ----------    ----------
    Net income . . . . . . . . . . . . . . . . . . .   $   14,715    $    6,104    $   25,793    $    6,222
                                                       ----------    ----------    ----------    ----------
                                                       ----------    ----------    ----------    ----------
PRIMARY EARNINGS PER SHARE:
Net income per common share before
    extraordinary items. . . . . . . . . . . . . . .   $     0.43    $     0.29    $     0.85    $     0.54
Extraordinary items per common share . . . . . . . .           --         (0.02)           --         (0.23)
                                                       ----------    ----------    ----------    ----------
    Net income per common share. . . . . . . . . . .   $     0.43    $     0.27    $     0.85    $     0.31
                                                       ----------    ----------    ----------    ----------
                                                       ----------    ----------    ----------    ----------
FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary items. . .   $     0.40    $     0.25    $     0.76    $     0.44
Extraordinary items per share. . . . . . . . . . . .           --         (0.02)           --         (0.17)
                                                       ----------    ----------    ----------    ----------
    Net income per share                               $     0.40    $     0.23    $     0.76    $     0.27
                                                       ----------    ----------    ----------    ----------
                                                       ----------    ----------    ----------    ----------
Weighted average common and common
  equivalent shares outstanding

Primary. . . . . . . . . . . . . . . . . . . . . . .   33,508,215    20,656,566    29,397,320    16,687,088
Fully diluted. . . . . . . . . . . . . . . . . . . .   37,205,287    26,661,621    33,981,805    23,118,324


          See notes to unaudited consolidated financial statements.

                            OLYMPIC FINANCIAL LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ------------------------
                                                                             1996           1995
                                                                          -----------    ---------
(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   25,793     $   6,222
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .         1,858           412
    Loss on sale of furniture, fixtures and equipment. . . . . . . . .            --           153
    (Increase) decrease in assets:
       Automobile loans held for sale:
          Purchases of automobile loans. . . . . . . . . . . . . . . .     (1,291,389)    (910,148)
          Sales of automobile loans. . . . . . . . . . . . . . . . . .      1,330,262      862,160
          Repayments of automobile loans . . . . . . . . . . . . . . .         27,383       10,055
       Finance income receivable . . . . . . . . . . . . . . . . . . .       (116,833)     (74,457)
       Due from securitization trusts. . . . . . . . . . . . . . . . .       (151,635)      13,463
       Advances due servicer . . . . . . . . . . . . . . . . . . . . .         (1,676)      (2,258)
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,554)         (56)
    Increase (decrease) in liabilities:
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         15,843        4,121
       Accounts payable and accrued liabilities. . . . . . . . . . . .          6,927        5,302
                                                                          -----------    ---------
          Total cash used in operating activities. . . . . . . . . . .       (155,021)     (85,031)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment . . . . . . .              3           37
Purchase of furniture, fixtures and equipment. . . . . . . . . . . . .         (1,454)        (434)
Purchase of subordinated certificates. . . . . . . . . . . . . . . . .         (1,219)        (795)
Collections on subordinated certificates . . . . . . . . . . . . . . .            539          169
                                                                          -----------    ---------
          Total cash used in investing activities. . . . . . . . . . .         (2,131)      (1,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock . . . . . . . . . . . . . .        150,500       90,387
Payment of dividends on 8% Convertible Preferred Stock . . . . . . . .           (807)      (1,123)
Proceeds from borrowings under warehouse facilities. . . . . . . . . .        952,596      775,162
Repayment of borrowings under warehouse facilities . . . . . . . . . .       (961,289)    (881,124)
Net Proceeds from issuance of subordinated notes . . . . . . . . . . .         39,283        4,400
Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .             --      (30,000)
Proceeds from issuance of Senior Notes . . . . . . . . . . . . . . . .             --       55,000
Repayment of Senior Notes. . . . . . . . . . . . . . . . . . . . . . .             --      (55,000)
Proceeds from issuance of Senior Term Notes. . . . . . . . . . . . . .             --      145,000
Repayment of Senior Subordinated Notes . . . . . . . . . . . . . . . .             --      (15,000)
Deferred debt issuance cost, net . . . . . . . . . . . . . . . . . . .           (664)      (2,970)
Reduction of capital lease obligations . . . . . . . . . . . . . . . .         (1,232)        (456)
                                                                          -----------    ---------
          Total cash provided by financing activities. . . . . . . . .        178,387       84,276
                                                                          -----------    ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .         21,235       (1,778)
Cash and cash equivalents at beginning of period . . . . . . . . . . .          1,340       16,617
                                                                          -----------    ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .    $    22,575    $  14,839
                                                                          -----------    ---------
                                                                          -----------    ---------
Supplemental disclosures of cash flow information:
   Non cash activities:
      Additions to capital leases. . . . . . . . . . . . . . . . . . .    $     4,754    $     856
   Cash paid for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    16,417    $   6,227

          See notes to unaudited consolidated financial statements.

                            OLYMPIC FINANCIAL LTD.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                       ---------------------------------------------------------------------------------------
                                       NUMBER OF     NUMBER OF                              ADDITIONAL
                                       PREFERRED       COMMON     PREFERRED     COMMON        PAID IN     RETAINED
                                        SHARES         SHARES       VALUE      PAR VALUE      CAPITAL     EARNINGS      TOTAL
                                       ---------    ----------    ---------    ---------    ----------    --------    --------
(DOLLARS IN THOUSANDS, EXCEPT
SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1995 . . . . .   1,071,036    22,038,567    $      11    $     220    $  157,204    $ 23,378    $180,813

Exercise of options and warrants . .          --       899,426           --            9         4,020          --       4,029

Issuance of Common Stock:

  Public Offering. . . . . . . . . .          --     8,050,000           --           81       145,925          --     146,006

  Benefit plans. . . . . . . . . . .          --       182,754           --            2           463          --         465

Amortization of deferred
  compensation . . . . . . . . . . .          --            --           --           --           498          --         498

Preferred Stock conversion to
  Common Stock . . . . . . . . . . .    (344,658)    1,606,793           (4)          16           (12)         --          --

Payment of dividends on 8%
  Convertible Preferred Stock  . . .          --            --           --           --            --        (807)       (807)

Net income . . . . . . . . . . . . .          --            --           --           --            --      25,793      25,793
                                       ---------    ----------    ---------    ---------    ----------    --------    --------
BALANCE, JUNE 30, 1996 . . . . . . .     726,378    32,777,540    $       7    $     328    $  308,098    $ 48,364    $356,797
                                       ---------    ----------    ---------    ---------    ----------    --------    --------
                                       ---------    ----------    ---------    ---------    ----------    --------    --------

          See notes to unaudited consolidated financial statements.

                            OLYMPIC FINANCIAL LTD.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1995 Annual Report filed on Form 10-K/A-2 dated March 18, 1996.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made to the June 30, 1995 balances to conform to current period presentation.

2.  FINANCE INCOME RECEIVABLE

    Finance income receivable includes the estimated present value of future amounts permitted to be withdrawn from spread accounts established in connection with securitization transactions.

                                                 AT JUNE 30,    AT DECEMBER 31,
(DOLLARS IN THOUSANDS)                              1996              1995
                                                 -----------    ---------------
Estimated cash flows on loans sold, net of
    estimated prepayments (1). . . . . . .         $506,514        $349,097
Less:
    Discount to present value. . . . . . .          (24,904)        (19,466)
    Deferred servicing income. . . . . . .          (47,738)        (37,780)
    Reserve for loan losses. . . . . . . .          (67,458)        (42,270)
                                                   --------        --------
                                                   $366,414        $249,581
                                                   --------        --------
                                                   --------        --------

(1) Included in estimated cash flows is the anticipated return to the Company of restricted cash in required spread accounts. Actual spread account balances were $101.9 million at June 30, 1996 and $65.4 million at December 31, 1995.

The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995                                             $249,581
    Excess cash flows on loans sold, net of estimated prepayments. .    123,211
    Return of excess cash flows (1). . . . . . . . . . . . . . . . .    (14,331)
    Recognition of present value effect of cash flows. . . . . . . .      7,953
                                                                       --------
BALANCE, JUNE 30, 1996                                                 $366,414
                                                                       --------
                                                                       --------

(1) Includes approximately $2.5 million of cash released to the Company from remaining spread account balances associated with three securitization transactions initiated in 1992 and closed out during the first six months of 1996.

3.  SUBORDINATED NOTES

                                                 AT JUNE 30,    AT DECEMBER 31,
(DOLLARS IN THOUSANDS)                              1996             1995
                                                 -----------    ---------------
Senior subordinated notes, Series 1996-A . . .     $30,000         $    --
Junior subordinated notes. . . . . . . . . . .      22,288          13,005
                                                   -------         -------
                                                   $52,288         $13,005
                                                   -------         -------
                                                   -------         -------

    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of its 10.125% Subordinated Notes , Series 1996-A due 2001 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable monthly beginning May 15, 1996. The Subordinated Notes may not be redeemed prior to May 15, 1998. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Subordinated Notes, in whole or in part, at 101.5% of the principal amount of Senior Subordinated Notes redeemed, or 100% thereof on or after May 15, 1999, plus accrued interest to and including the redemption date. The Senior Subordinated Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Subordinated Notes).

4.  SHAREHOLDERS' EQUITY

    On April 22, 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares, and received net proceeds from the issuance of the Common Stock of approximately $147.5 million.

RESTRICTED STOCK ELECTION PLAN

    As disclosed in the Company's 1995 Annual Report filed on Form 10-K/A-2, in December 1995 the Board of Directors of the Company adopted a Restricted Stock Election Plan applicable to bonuses which may be earned by certain key associates of the Company in the years 1998 through 2000 (the "1998 Stock Election Plan") subject to approval by the Company's shareholders. The Stock Election plan was approved by shareholders on May 16, 1996. As a result, the Company recorded deferred compensation (contra equity) in the amount of $4.8 million during the second quarter of 1996. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period. The purpose of the Stock Election Plan is to reward management performance and to build each participant's equity interest in the stock of the Company by providing long-term incentives and rewards to officers and other key management associates of the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated primarily by new car dealers affiliated with major foreign and domestic manufacturers. At June 30, 1996, the Company had purchased loans from more than 6,400 dealers in 38 states, a substantial majority of which sell loans to the Company on a regular basis. Loans are purchased through 16 regional buying centers, supplemented by a network of dealer development representatives ("DDRs") serving various markets, or "spokes", surrounding the buying center "hubs". DDRs operating in these "spokes" generate loans in their assigned market, and all administrative functions, including credit approval and loan processing, are performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

    NET INTEREST MARGIN. The components of net interest margin for each of the three and six month periods ended June 30 were:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,             JUNE 30,
                                                           ------------------    -----------------
                                                             1996        1995      1996      1995
                                                           -------     ------    -------   -------
Interest income on loans, net of interest expense on
  warehouse facilities . . . . . . . . . . . . . . . . .   $ 7,434     $4,208    $12,640   $ 6,029

Interest income on short-term investments, spread
  accounts and other cash accounts . . . . . . . . . . .     3,589      1,832      7,035     3,552

Recognition of present value discount. . . . . . . . . .     4,212      1,590      7,953     2,602

Provision for credit losses on loans held for sale . . .      (150)        --       (243)      (15)
                                                           -------     ------    -------   -------
     Net interest margin . . . . . . . . . . . . . . . .   $15,085     $7,630    $27,385    $12,168
                                                           -------     ------    -------   -------
                                                           -------     ------    -------   -------

    Net interest margin increased 98% and 125% during the three and six month periods ended June 30, 1996, respectively, compared with the same periods in 1995. The rise in net interest margin is primarily due to growth in the average balance of loans held for sale pending securitization, lower cost of funds and increased volume of loans securitized, partially off-set by a decline in the weighted average interest rate earned on loans purchased.

    Since June 30, 1995, the Company has opened two additional regional buying centers and has expanded its dealer network to more than 6,400 dealers at June 30, 1996, compared to 3,829 dealers at June 30, 1995. As a result, automobile loan purchases increased during the three and six month periods ended June 30, 1996, 40% and 42%, respectively, compared with the same periods in 1995. Loan purchases under the Company's Premier and Classic loan programs for each of the three and six month periods ended June 30 were:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  -------------------   ---------------------
                                    1996       1995        1996        1995
                                  --------   --------   ----------   --------
Premier  . . . . . . . . . .      $430,205   $398,487   $  923,393   $769,596
Classic  . . . . . . . . . .       227,678     72,068      367,996    140,552
                                  --------   --------   ----------   --------
  Total loans purchased  . .      $657,883   $470,555   $1,291,389   $910,148
                                  --------   --------   ----------   --------
                                  --------   --------   ----------   --------

    Increased loan purchasing volume and the timing of securitization transactions during the three and six month periods ended June 30, 1996, resulted in increases from the same periods a year ago of 47% and 77%, respectively, in the average balance of loans held for sale pending securitization, on which the Company earns interest income until such loans are securitized. The positive effect on net interest margin of the higher average balance of loans held for sale was partially off-set by a decline in the annual percentage interest rate ("APR") paid by obligors on loans purchased. During the three and six month periods ended June 30, 1996, the weighted average APR on loans purchased was 14.34% and 14.10%, respectively, compared with 14.44% and 14.53%, respectively, during the same periods in 1995. The decline in APR is principally due to general decreases in the short-term consumer finance rates during most of 1995 and early 1996. The Company has partially mitigated the effect of the lower APRs through an increased penetration of its higher yielding Classic loans which grew from 15% of total loan purchases during both the three and six month periods ended June 30, 1995, to 35% and 29%, respectively, during the same periods in 1996.

    Net interest margin was further enhanced by lower cost of funds during 1996. During the three and six months ended June 30, 1996, the Company's weighted average warehousing rate declined 162 basis points and 24 basis points, respectively, compared with the same periods a year ago.

    The rise in interest income on short-term investments, spread accounts and other cash accounts and the increase in earnings from the recognition of the present value discount associated with the gain on sale of loans is attributable to growth in the Company's securitized loan portfolio which increased to $3.0 billion at June 30, 1996 from $1.5 billion at June 30, 1995.

    GAIN ON SALE OF LOANS. Gain on sale of loans provided net revenues of $25.5 million and $50.7 million during the three and six months ended June 30, 1996, respectively, representing increases of 78% and 117%, respectively, from the same periods a year ago. The increase in gain on sale of loans primarily resulted from the growth in the volume of loans securitized which rose to $674.4 million and $1.3 billion during the three and six months ended June 30, 1996, respectively, compared with $403.8 million and $862.2 million, respectively, during the same periods in 1995.

         The gross interest rate spread earned on loans securitized and utilized in the computation of gain on sale declined 44 basis points during the three months ended June 30, 1996 compared with the same period in 1995 and increased 26 basis points during the first six months of 1996 compared with the same period a year ago. The following table summarizes the Company's gross interest rate spreads during the three an six months ended June 30:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  -------------------   ---------------------
                                    1996       1995        1996        1995
                                  --------   --------   ----------   --------
Weighted average APR of
    loans securitized. . . . . .    14.40%     14.50%       14.11%     14.55%
Weighted average
    securitization rate  . . . .     6.54       6.20         6.19       6.89
                                  --------   --------   ----------   --------
Gross interest rate spread (1)       7.86%      8.30%        7.92%      7.66%
                                  --------   --------   ----------   --------
                                  --------   --------   ----------   --------
- --------------------
(1)  Before gains/losses on hedge transactions.

    A rise in the 2-year Treasury rate during the three months ended June 30, 1996, increased the Company's securitization rate and resulted in the decline in the weighted average gross interest rate spread earned on loans securitized when compared with the same period in 1995. The effect on gain on sale from the decline in gross interest rate spread was partially off-set by the Company's hedging activities. For the three months ended June 30, 1996, the Company recognized gains on hedging transactions of $1.6 million compared with losses of $4.0 million during the same period in 1995. The increase in the gross interest rate spread during the first six months of 1996 is principally due to lower securitization rates resulting from the favorable 2-year Treasury market during the first quarter of 1996. Gain on sale of loans during the six months ended June 30, 1996, was increased by $3.5 million in realized gains on hedging transactions compared to realized losses of $7.4 million in the same period in 1995. There were no realized losses on hedging transactions during the first six months of 1996 and no realized gains during the same period a year ago. In addition, gain on sale of loans was favorably impacted by a decline in dealer participation rates. Due to the increased penetration of Classic loans during the three and six months ended June 30, 1996, the Company was able to reduce its weighted average dealer participation rate 32 basis points and 28 basis points, respectively, compared with the same periods in 1995.

    SERVICING FEE INCOME. The Company's servicing fee income increased to $6.6 million during the three months ended June 30, 1996 from $3.0 million in the same three months in 1995. For the six months ended June 30, 1996, servicing fee income was $12.3 million compared with $5.3 million for the first half of 1995. The increase in servicing fee income was directly related to an increase in the average servicing portfolio outstanding. The following table reflects the growth in the Company's servicing portfolio from June 30, 1995 to June 30, 1996.


(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                   AT JUNE 30,
                                                 -------------------------
                                                      1996          1995
                                                 ----------     -----------
Principal balance of automobile loans
  held for sale. . . . . . . . . . . . . .       $   51,313     $   59,955
Principal balance of loans serviced
  under securitizations. . . . . . . . . .        2,953,393      1,452,305
                                                 ----------     ----------
Servicing portfolio. . . . . . . . . . . .       $3,004,706     $1,512,260
                                                 ----------     ----------
                                                 ----------     ----------
Average unpaid principal balance
  (actual dollars) . . . . . . . . . . . .       $   12,456     $   11,868
Number of loans serviced . . . . . . . . .          241,230        127,425

    OTHER NON-INTEREST INCOME. Other income rose to $2.4 million and $3.2 million during the three and six months ended June 30, 1996, respectively, compared with $0.2 million and $0.4 million, respectively, during the same periods in 1995. This increase is primarily due to the introduction of late fee and insufficient fund charges to borrowers during late 1995.

    OPERATING EXPENSES. During the three and six months ended June 30, 1996, salaries and benefits expense increased to $8.8 million and $17.9 million, respectively, up 90% and 109% from $4.6 million and $8.6 million during the same periods in 1995, respectively. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 891 at June 30, 1996 from 464 at June 30, 1995. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans.

    Other operating costs, including occupancy, depreciation and amortization, servicing and collection expenses increased to $11.1 million and $22.0 million during the three and six months ended June 30, 1996, increases of 124% and 133%, respectively, compared with the same periods a year ago. The increase in other operating costs reflect the continued growth in the Company's facilities, loan purchasing and servicing portfolio.

    Although the dollar amount of operating expenses has increased, total annualized operating expenses as a percentage of average servicing portfolio declined slightly to 2.84% during the three months ended June 30, 1996, versus 2.88% in the same period in 1995.

    INTEREST EXPENSE. Long-term debt and other interest expense increased to $6.4 million from $4.6 million during the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, long term debt and other interest expense was $11.9 million compared to $6.4 million in the same period of 1995. These increases are directly related to the issuance of $145.0 million of 13% Senior Notes in April 1995 and $30.0 million of 10.125% Subordinated Notes in April 1996.

FINANCIAL CONDITION

    AUTOMOBILE LOANS HELD FOR SALE. Prior to securitization, the Company holds automobile loans for sale in its portfolio. The Company's portfolio of loans held for sale decreased 56% to $52.3 million at June 30, 1996 from $118.6 million at December 31, 1995 due to the timing in delivery of loans associated with the Company's securitizations.

    DUE FROM SECURITIZATION TRUST. At June 30, 1996, the Company had delivered $151.6 million of loans into a securitization trust for which the Company received cash from the trust for such loans concurrent with the legal closing of the transaction in July of 1996. Changes in due from securitization trust reflects the timing of delivery of loans into securitizations.

    FINANCE INCOME RECEIVABLE. Finance income receivable increased to $366.4 million as of June 30, 1996, from $249.6 million at December 31, 1995. This 47% increase is the result of an increase in loan securitization volume and increased gain on sale of loans.

    SUBORDINATED NOTES. See Liquidity - Principal Sources of Cash in Operating Activities.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased to $16.7 million at June 30, 1996 compared to $9.8 million at December 31, 1995. This increase is primarily due to accrued securitization expenses associated with the Company's second quarter securitization, 1996-B, as well as increased accruals for salary, occupancy and various operating expenses reflecting the continued growth in the Company's staffing, facilities, loan purchases and servicing portfolio.

DELINQUENCY, LOAN LOSS AND REPOSSESSION EXPERIENCE

    The following tables describe the Company's delinquencies, loan losses and repossessions for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

                                                              JUNE 30,                     DECEMBER 31,
DELINQUENCY EXPERIENCE (1):                                     1996                          1995
                                                      -------------------------     -------------------------

                                                      NUMBER OF                     NUMBER OF
                                                        LOANS          BALANCE        LOANS          BALANCE
                                                      ---------      ----------     ---------      ----------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                   241,330       $3,004,706      185,241       $2,267,107
Delinquencies:
    31-60 days . . . . . . . . . . . . . . . . . .       2,361       $   28,630        1,536       $   17,667
    61-90 days . . . . . . . . . . . . . . . . . .       1,105           14,556          520            5,694
    91 days or more  . . . . . . . . . . . . . . .       1,173           15,492          614            6,881
                                                      ---------      ----------     ---------      ----------
Total automobile loans delinquent 31 or
  more days. . . . . . . . . . . . . . . . . . . .       4,639       $   58,678        2,670       $   30,242
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2) . . . . . . . .        1.92%            1.95%        1.44%            1.33%
Amount in repossession (3) . . . . . . . . . . . .       2,307       $   30,973        1,489       $   17,676
                                                      ---------      ----------     ---------      ----------
Total delinquencies and amount in
  repossession (2) . . . . . . . . . . . . . . . .       6,946       $   89,651        4,159       $   47,918
                                                      ---------      ----------     ---------      ----------
                                                      ---------      ----------     ---------      ----------
Total delinquencies and amount in
  repossession as a percentage of
  servicing portfolio outstanding at end
  of period. . . . . . . . . . . . . . . . . . . .       2.88%             2.98%        2.25%            2.11%

- --------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been repossessed but not yet liquidated.


CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                -------------------------     -------------------------
                                                                   1996           1995           1996           1995
                                                                ----------     ----------     ----------     ----------
Average servicing portfolio outstanding during the period. . .  $2,812,596     $1,333,869     $2,635,759     $1,167,369

Average number of loans outstanding during the period. . . . .     217,245        113,498        203,846        100,297

Number of repossessions. . . . . . . . . . . . . . . . . . . .       3,285            717          6,262          1,167

Annualized repossessions as a percentage of average
  number of loans outstanding. . . . . . . . . . . . . . . . .        6.05%          2.53%          6.14%          2.33%

Gross charge-offs (2). . . . . . . . . . . . . . . . . . . . .  $    9,011     $    2,782     $   15,484     $    4,699

Recoveries (3) . . . . . . . . . . . . . . . . . . . . . . . .       2,915            821          4,528          1,231
                                                                ----------     ----------     ----------      ---------
Net losses . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,096     $    1,961     $   10,956     $    3,468
                                                                ----------     ----------     ----------      ---------
                                                                ----------     ----------     ----------      ---------
Annualized gross charge-offs as a percentage of average
  servicing portfolio. . . . . . . . . . . . . . . . . . . . .       1.28%           0.83%          1.17%          0.81%

Annualized net losses as a percentage of average
  servicing portfolio. . . . . . . . . . . . . . . . . . . . .       0.87%           0.59%          0.83%          0.59%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.
(2) Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets and selling expenses. When estimating the value of repossessed inventory, management utilizes industry published reports listing retail and wholesale values of used automobiles and determines estimated proceeds within a range that management believes reflects the then current market conditions and the Company's disposition strategy for such inventory.
(3) Includes post-disposition amounts received on repossessed assets.

    The Company believes the rise in delinquency, repossession rates and annualized net losses reflected in the tables above are primarily due to the introduction and expansion of the Company's Classic loan program and the seasoning of the Company's servicing portfolio to include a greater proportion of loans in the period of highest probability for defaults.

    In February 1996, the Company elected to increase, over time depending on market conditions, the percentage of the Company's aggregate loan purchases that may be purchased through its Classic program up to a limit of 50% of originations. Through the first six months of 1996, Classic loans represented 29% of total loan purchases compared with 15% during the same period in 1995. The purposes of the Company's increased emphasis on the Classic program are to provide the Company with the opportunity for greater interest rate spreads relative to its previous loan mix which management believes more than offsets any additional risks associated with the Classic loans and, as the Company offers lower dealer participations on Classic loans, to reduce costs in comparison to the Premier program. The Company has determined that the pricing advantages and ability to expand the Company's prime lending market under the Classic loan program offsets anticipated increases in delinquency and repossession rates, which the Company expects to continue to increase as the Classic loans purchased continue to season. To account for the anticipated increase in delinquency and repossession rates, the Company has established higher reserves following the introduction of the Classic program and has increased these reserves as the proportion of Classic loans has increased in the Company's total portfolio. The Company's total reserves at June 30, 1996 were $67.5 million or 2.25% of the Company's servicing portfolio. Although the introduction and expansion of the Classic program has contributed to the increase in total portfolio delinquencies, repossession rates, and annualized net loss rates, these increases have been anticipated and are within the reserves established by the Company.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses, (iv) interest advances to securitization trusts and (v) interest expense. The Company also uses significant amounts of cash for operating expenses. Cash is returned to the Company principally from excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the foreseeable future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans through the use of warehouse facilities. However, because advance rates under the warehouse facilities only provide funds for 90% to 99.9% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $1.3 billion of loans during the first six months of 1996 compared to $910.1 million during the same period in 1995.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company which typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the six months ended June 30, 1996 were $46.9 million, or approximately 3.63% of the principal balance of loans purchased, compared with $37.3 million, or approximately 4.10% of loans purchased, during the same period in 1995. The decrease in dealer participation as a percentage of loans purchased reflects the growth in volume of Classic loans.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction.
The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. The Company had $101.9 million of restricted cash in spread accounts at June 30, 1996, compared with $65.4 million at December 31, 1995. Restricted cash is included as a component of finance income receivable.

    The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% per annum of the principal amount of the asset-backed securities sold into the securitizations.

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

PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first six months of 1996, the Company received $11.8 million of excess cash flow, compared with $8.8 million during the same six months in 1995. Included in excess cash flows during 1995, is approximately $1.7 million of cash received from the sale of interest-only securities related to securitization transactions. There were no interest-only securities issued during the first six months on 1996. The Company received an additional $2.5 million of cash during the first half of 1996 which was released from spread accounts associated with three securitization transactions closed-out during the first quarter of 1996.

    SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance. During the six months ended June 30, 1996 and 1995, the Company received cash for such servicing in the amount of $11.8 million and $4.7 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. Currently, the Company has an aggregate capacity in its warehouse facilities of $700.0 million, of which $682.2 million was available at June 30, 1996.

    SECURITIZATION PROGRAM. The most important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the six months ended June 30, 1996, all of which were publicly issued and rated "AAA/Aaa".


(DOLLARS IN THOUSANDS)
                                               REMAINING
                                REMAINING     BALANCE AS
                               BALANCE AS          A         CURRENT        WEIGHTED        GROSS
                                   OF         PERCENTAGE     WEIGHTED       AVERAGE        INTEREST
                   ORIGINAL     JUNE 30,      OF ORIGINAL    AVERAGE     SECURITIZATION      RATE
DATE                BALANCE       1996          BALANCE        APR            RATE          SPREAD
- ---------------   ----------   ----------    -----------    --------    --------------    --------
March 1996        $  600,000   $  536,411      89.40%        13.85%          5.81%          8.04%
June 1996 (1)        650,000      601,847      92.59%        14.32%          6.62%          7.70%
                  ----------   ----------
                  $1,250,000   $1,138,258
                  ----------   ----------
                  ----------   ----------

- --------------------
(1) As of June 30, 1996, the Company had delivered $610,402,830 to the trust and $39,597,170 cash remained in the pre-funded portion of the trust.

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

    The terms of the Company's 13% Senior Term Note Indenture (the "Indenture") limit the incurrence of additional indebtedness by the Company and restrict certain payments, including dividends on common or preferred stock (other than dividends on the Company's 8% Cumulative Convertible Exchangeable Preferred Stock) subject to the Company's ability to meet certain tests as set forth in the Indenture. If the Company's Fixed Charge Coverage Ratio, as defined in the Indenture, is less than 2.0 to 1 for a four quarter period, the Company is restricted from paying dividends on common and preferred stock (other than dividends on its 8% Cumulative Convertible Exchangeable Preferred Stock) and unable to incur additional indebtedness (excluding indebtedness under warehouse facilities). The Fixed Charge Coverage Ratio for the four-quarter period ended June 30, 1996 was:

                                                                   FOR THE FOUR
                                                                  QUARTERS ENDED
                                                                   JUNE 30, 1996
                                                                  --------------
    (IN THOUSANDS)
    Operating Cash Receipts:
    Excess cash flows received from securitization trusts. . .       $  26,623
    Servicing fee income . . . . . . . . . . . . . . . . . . .          19,758
    Other cash income. . . . . . . . . . . . . . . . . . . . .           4,031
                                                                     ---------
         Total Operating Cash Receipts . . . . . . . . . . . .          50,412

    Less Cash Expenses:
       Payment of dealer participations  . . . . . . . . . . .          95,967
       Cash operating expenses . . . . . . . . . . . . . . . .          68,548
       Interest paid on warehouse and other debt . . . . . . .          29,598
       Preferred dividends . . . . . . . . . . . . . . . . . .           2,093
                                                                     ---------
         Total Cash Expenses . . . . . . . . . . . . . . . . .         196,206
                                                                     ---------
    Consolidated Cash Flow . . . . . . . . . . . . . . . . . .        (145,794)
    Fixed Charges included in Cash Expenses  . . . . . . . . .          31,496
                                                                     ---------
       Adjusted Consolidated Cash Flow . . . . . . . . . . . .       $(114,298)
                                                                     ---------
                                                                     ---------
    Fixed Charges:
       Interest expense (accrued or paid). . . . . . . . . . .       $  32,947
       Preferred dividends . . . . . . . . . . . . . . . . . .           2,093
                                                                     ---------
         Total Fixed Charges . . . . . . . . . . . . . . . . .       $  35,040
                                                                     ---------
                                                                     ---------


    The Company has had, and expects to continue to have, negative Consolidated Cash Flow (as defined in the Indenture) and does not expect to be able to meet the Fixed Charge Coverage Ratio test for the foreseeable future.

    The Company may incur additional indebtedness under the terms of the Indenture, without regard to the Fixed Charge Coverage Ratio, if total indebtedness (excluding indebtedness under warehouse facilities) would not exceed 200% of Consolidated Net Worth (as defined in the Indenture). As of June 30, 1996, the Company would be able to incur additional indebtedness under the Consolidated Net Worth test, provided that such new indebtedness has a Weighted Average Life to Maturity (as defined in the Indenture) equal to or longer than the Senior Term Notes.

PART II -- OTHER INFORMATION
- ----------------------------

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 16, 1996, the Company held its annual shareholders' meeting. There were 23,633,706 shares of common stock outstanding and entitled to vote, and a total of 21,420,697 shares (90.6%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

         1.   Proposal to elect nine directors, each for a one-year term.

                                                         FOR         WITHHELD
                                                    ------------   -----------
               Jeffrey C. Mack                       20,785,471       635,226
               Scott H. Anderson                     20,794,385       626,312
               Lawrence H. Bistodeau                 20,801,610       619,087
               James L. Davis                        21,050,435       370,262
               A. Mark Berlin, Jr.                   20,794,250       626,447
               Robert J. Cresci                      21,041,990       378,707
               Warren Kantor                         20,792,450       628,247
               Richard A. Zona                       20,789,160       631,537
               Frederick W. Zuckerman                21,038,101       382,596

         2. Proposal to approve an amendment to the Company's Employee Stock Purchase Plan to (i) allow associates of the Company to enroll in such plan on the first day of any calendar month during which purchases may be made under such plan and
              (ii) increase the number of authorized and reserved shares from 200,000 to 500,000.

                 FOR             AGAINST       ABSTAIN        BROKER NON-VOTE
              ----------         -------       -------        ---------------
              20,808,171         535,207        77,319             --

         3. Proposal to adopt the Company's Restricted 1998-2000 Stock Election Plan.

                 FOR             AGAINST       ABSTAIN        BROKER NON-VOTE
              ----------         -------       -------        ---------------
              20,693,943         620,780       105,974             --

         4. Proposal to amend the Company's 1992 Director Stock Option Plan to (i) extend the term of options granted thereunder commencing in 1996, from five years to ten years, (ii) increase the period during which options granted under the plan commencing in 1996, may be exercised after the director ceases to be an outside director from six months to two years, (iii) reduce to 5,000 from 15,000 the number of options to purchase the Company's Common Stock granted automatically each year to each outside director commencing in 1996 and (iv) grant to the Board of Directors the authority to accelerate the date on which an option is first exercisable to a date prior to the first anniversary of the date the option was granted.


                FOR              AGAINST        ABSTAIN        BROKER NON-VOTE
             ----------         ---------       -------        ---------------
             18,837,469         2,461,968       121,260             --

         5. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996.


                FOR             AGAINST       ABSTAIN        BROKER NON-VOTE
             ----------         -------       -------        ---------------
             21,328,793          55,320        36,584             --

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a) EXHIBITS

    The following exhibits are filed in response to Item 601 of Regulation S-K.

EXHIBIT NO.   DESCRIPTION
- -----------   -----------

  10.1 Series 1996-B Supplement, dated June 14, 1996, to Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

   10.2 Insurance and Indemnity Agreement, dated as of June 14, 1996, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-B, Olympic First GP, Inc. Olympic Second GP, Inc. and Olympic Receivables Finance Corp.

   10.3 Amendment dated as of May 31, 1996, among Olympic Financial Ltd., Olympic Receivables Finance Corp., Financial Security Assurance Inc., and Norwest Bank Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement dated as of March 14, 19996, Series 1995-E Supplement dated as of December 6, 1995, Series 1995-D Supplement dated as of September 21, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of December 6, 1995, Series 1995-C Supplement dated as of June 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of September 21, 1995, and as further amended by the December 1995 Amendment, Series 1995-B Supplement dated as of March 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of June 15, 1995, as further amended by the September 1995 Amendment, and as further amended by the December 1995 Amendment and the Series 1995-A Supplement dated aas of February 9, 1995, as amended by the June 1995 Amendment, as further amended the September 1995 Amendment and as further amended by the December 1995 Amendment to the Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1994, among OFL, the Seller, Financial Security and Norwest Bank Minnesota, National Association as Trustee and as Collateral Agent.

    10.4 Amendment to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 5, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, as amended by that certain Amendment No. 2 to Insurance and Indemnity Agreements dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, as amended by Amendment No. 2, Insurance and Indemnity Agreement dated as of March 15, 1995, as amended by that certain Amendment No. 1 to Insurance and Indemnity Agreements dated as of June 15, 1996, and as further amended by Amendment No. 2, Insurance and Indemnity Agreement dated as of February 9, 1995, as amended by Amendment No. 2, and as further amended by Amendment No. 2, dated as of May 31, 1996, among Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic Automobile Receivables Trust, 1995-E, Olympic Automobile Receivables Trust, 1995-D, Olympic Automobile Receivables Trust, 1995-C, Olympic Automobile Receivables Trust, 1995-B, Olympic Automobile Receivables Trust, 1995-A, Olympic First GP Inc., Olympic Second GP Inc. Olympic Receivables Finance Corp., and Olympic Financial Ltd., in each case with respect to each Insurance and Indemnity Agreement with respect to which such person is a party.

  11.1        Computation of Earnings Per Share

  12.1        Computation of Ratio Earnings to Fixed Charges

  12.2        Computation of Ratio Earnings to Fixed Charges and
              Preferred Stock Dividends

(b)  Reports on Form 8-K
     -------------------
     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OLYMPIC FINANCIAL LTD.


SIGNATURE                                    TITLE                     DATE
- ------------------------------   -----------------------------  ---------------
/s/ Jeffrey C. Mack
- ------------------------------
Jeffrey C. Mack                    President, Chief Executive   August 12, 1996
                                     Officer, and Director

/s/ John A. Witham
- ------------------------------
John A. Witham                      Executive Vice President    August 12, 1996
                                  and Chief Financial Officer
                                 (Principal Financial Officer)
/s/ Brian S. Anderson
- ------------------------------
Brian S. Anderson                     Senior Vice President,    August 12, 1996
                                    Corporate Controller and
                                      Assistant Secretary
                                  (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
- -----------   -----------
  10.1        Series 1996-B Supplement, dated June 14, 1996, to
              Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among the Company, Olympic Receivables Finance Corp.,
              Financial Security Assurance Inc. and Norwest Bank
              Minnesota, National Association, as Trustee and
              Collateral Agent.

  10.2 Insurance and Indemnity Agreement, dated as of June 14, 1996, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-B, Olympic First GP, Inc. Olympic Second GP, Inc. and Olympic Receivables Finance Corp.

  10.3 Amendment dated as of May 31, 1996, among Olympic Financial Ltd., Olympic Receivables Finance Corp., Financial Security Assurance Inc., and Norwest Bank Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement dated as of March 14, 19996, Series 1995-E Supplement dated as of December 6, 1995, Series 1995-D Supplement dated as of September 21, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of December 6, 1995, Series 1995-C Supplement dated as of June 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of September 21, 1995, and as further amended by the December 1995 Amendment, Series 1995-B Supplement dated as of March 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement dated as of June 15, 1995, as further amended by the September 1995 Amendment, and as further amended by the December 1995 Amendment and the Series 1995-A Supplement dated aa s of February 9, 1995, as amended by the June 1995 Amendment, as further amended the September 1995 Amendment and as further amended by the December 1995 Amendment to the Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1994, among OFL, the Seller, Financial Security and Norwest Bank Minnesota, National Association as Trustee and as Collateral Agent.

  10.4 Amendment to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 5, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, as amended by that certain Amendment No. 2 to Insurance and Indemnity Agreements dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, as amended by Amendment No. 2, Insurance and Indemnity Agreement dated as of March 15, 1995, as amended by that certain Amendment No. 1 to Insurance and Indemnity Agreements dated as of June 15, 1996, and as further amended by Amendment No. 2, Insurance and Indemnity Agreement dated as of February 9, 1995, as amended by Amendment No. 2, and as further amended by Amendment No. 2, dated as of May 31, 1996, among Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic Automobile Receivables Trust, 1995-E, Olympic Automobile Receivables Trust, 1995-D, Olympic Automobile Receivables Trust, 1995-C, Olympic Automobile Receivables Trust, 1995-B, Olympic Automobile Receivables Trust, 1995-A, Olympic First GP Inc., Olympic Second GP Inc. Olympic Receivables Finance Corp., and Olympic Financial Ltd., in each case with respect to each Insurance and Indemnity Agreement with respect to which such person is a party.

  11.1        Computation of Earnings Per Share

  12.1        Computation of Ratio Earnings to Fixed Charges

  12.2        Computation of Ratio Earnings to Fixed Charges and
              Preferred Stock Dividends