Form 10-Q
period 1996-09-30
OLYMPIC FINANCIAL LTD
filed 1996-11-12
CIK 879674

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



 For the quarterly period ended                 Commission file number 0-20526
      September 30, 1996


                           OLYMPIC FINANCIAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                            41-1664848
      (State or other                                      (I.R.S. Employer
       jurisdiction                                      Identification No.)
    of incorporation or
       organization)


            7825 Washington Avenue South, Minneapolis, MN  55439-2435
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 942-9880
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES   X           NO
                                                     ----------      ---------

The number of shares of the Common Stock of the registrant outstanding as of November 6, 1996 was 34,773,144.

                                FORM 10-Q INDEX


PART I    FINANCIAL INFORMATION                                             PAGE
------                                                                      ----

Item 1.   Consolidated Financial Statements . . . . . . . . . . . . . . .      3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .      9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     19

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .     19

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .     19

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .     19

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .     19

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .     20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations (which are of a normal recurring nature) have been included. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                       SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Form 10-Q for the quarter ended September 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology, that involve risks or uncertainties and that are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K dated February 20, 1996 and other documents filed with the Securities and Exchange Commission.

                            OLYMPIC FINANCIAL LTD.
                         CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   1996               1995
                                                                              --------------      ------------

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        $   3,593          $   1,340
Due from securitization trust . . . . . . . . . . . . . . . . . . . . . .          188,373               ----
Auto loans held for sale  . . . . . . . . . . . . . . . . . . . . . . . .           18,925            118,556
Finance income receivable . . . . . . . . . . . . . . . . . . . . . . . .          430,024            249,581
Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . .           12,629              6,346
Advances due to servicer  . . . . . . . . . . . . . . . . . . . . . . . .           12,364              9,046
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,917             12,925
                                                                                 ---------          ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 683,825          $ 397,794
                                                                                 ---------          ----------
                                                                                 ---------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities  . . . . . . . . . . . . . . . . .        $  38,486          $  26,530
Senior term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          145,000            145,000
Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           53,563             13,005
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . .            8,049              3,924
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           44,405             18,700
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .           20,059              9,822
                                                                                 ---------          ----------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .          309,562            216,981

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
8% Cumulative Convertible Exchangeable Preferred Stock, 689,483 and
  1,071,036 shares issued and outstanding, respectively . . . . . . . . .                7                 11
Common stock 33,003,889 and 22,038,567 shares issued and outstanding,
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              330                220
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .          308,750            157,204
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,176             23,378
                                                                                 ---------          ----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .          374,263            180,813
                                                                                 ---------          ----------
     Total liabilities and shareholders' equity . . . . . . . . . . . . .        $ 683,825          $ 397,794
                                                                                 ---------          ----------
                                                                                 ---------          ----------

          SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 OLYMPIC FINANCIAL LTD.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------------       ------------------------
                                                                              1996        1995             1996          1995
                                                                          ----------    ---------       ----------    ----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES:
Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,079       $ 9,601         $  45,464     $ 21,769
Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . . .        30,113        17,587            80,794       40,947
Servicing fee income  . . . . . . . . . . . . . . . . . . . . . . . .         7,474         3,872            19,774        9,175
Other non-interest income   . . . . . . . . . . . . . . . . . . . . .         1,406           405             4,579          802
                                                                           ---------      --------        ---------      --------
     Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .        57,072        31,465           150,611       72,693
EXPENSES:
Salaries and benefits . . . . . . . . . . . . . . . . . . . . . . . .        10,286         5,146            28,196       13,718
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . .        13,107         6,097            35,150       15,565
                                                                           ---------      --------        ---------      --------
     Total operating expenses . . . . . . . . . . . . . . . . . . . .        23,393        11,243            63,346       29,283
Long-term debt and other interest expense   . . . . . . . . . . . . .         6,660         5,205            18,609       11,624
                                                                           ---------      --------        ---------      --------
     Total expenses   . . . . . . . . . . . . . . . . . . . . . . . .        30,053        16,448            81,955       40,907
                                                                           ---------      --------        ---------      --------
Operating income before income taxes and extraordinary items  . . . .        27,019        15,017            68,656       31,786
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .         9,862         6,007            25,706       12,698
                                                                           ---------      --------        ---------      --------
Income before extraordinary items . . . . . . . . . . . . . . . . . .        17,157         9,010            42,950       19,088
Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . .          ----          ----              ----       (3,856)
                                                                           ---------      --------        ---------      --------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 17,157       $ 9,010         $  42,950     $ 15,232
                                                                           ---------      --------        ---------      --------
                                                                           ---------      --------        ---------      --------
PRIMARY EARNINGS PER SHARE:
Net income per common share before extraordinary items  . . . . . . .      $   0.47       $  0.34         $    1.32     $   0.89
Extraordinary items per common share  . . . . . . . . . . . . . . . .          ----          ----              ----        (0.19)
                                                                           ---------      --------        ---------      --------
     Net income per common share  . . . . . . . . . . . . . . . . . .      $   0.47       $  0.34         $    1.32     $   0.70
                                                                           ---------      --------        ---------      --------
                                                                           ---------      --------        ---------      --------
FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary items . . . . . . . . . . .      $   0.44       $  0.30         $    1.20     $   0.74
Extraordinary items per share . . . . . . . . . . . . . . . . . . . .           ----         ----              ----        (0.15)
                                                                           ---------      --------        ---------      --------
     Net income per share . . . . . . . . . . . . . . . . . . . . . .      $   0.44       $  0.30         $    1.20     $   0.59
                                                                           ---------      --------        ---------      --------
                                                                           ---------      --------        ---------      --------

Weighted average common and common
  equivalent shares outstanding

Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35,896,149    24,528,119       31,564,219    19,481,661
Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,423,446    30,406,065       35,851,933    25,888,975


           See notes to unaudited consolidated financial statements.

                                 OLYMPIC FINANCIAL LTD.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            --------------------------
                                                                                                1996          1995
                                                                                            ------------  ------------
(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    42,950   $    15,232
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,052           688
    Loss on sale of furniture, fixtures and equipment  . . . . . . . . . . . . . . . . .            147           153
    (Increase) decrease in assets:
       Automobile loans held for sale:
          Purchases of automobile loans  . . . . . . . . . . . . . . . . . . . . . . . .     (2,009,614)   (1,463,746)
          Sales of automobile loans  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,067,225     1,359,044
          Repayments of automobile loans . . . . . . . . . . . . . . . . . . . . . . . .         42,020        19,762
       Finance income receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (180,443)     (118,750)
       Due from securitization trusts  . . . . . . . . . . . . . . . . . . . . . . . . .       (188,373)       38,083
       Advances due servicer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,318)       (4,616)
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,601)       (3,035)
    Increase (decrease) in liabilities:
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,705        10,035
       Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . .         10,237        12,393
                                                                                            ------------  ------------
              Total cash used in operating activities  . . . . . . . . . . . . . . . . .       (194,013)     (134,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment . . . . . . . . . . . . . . . .             18            37
Purchase of furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . .         (2,764)         (599)
Purchase of subordinated certificates  . . . . . . . . . . . . . . . . . . . . . . . . .         (1,869)       (1,309)
Collections on subordinated certificates . . . . . . . . . . . . . . . . . . . . . . . .            817           287
                                                                                            ------------  ------------
              Total cash used in investing activities  . . . . . . . . . . . . . . . . .         (3,798)       (1,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . .        150,879        90,163
Payment of dividends on 8% Convertible Preferred Stock . . . . . . . . . . . . . . . . .         (1,152)       (1,677)
Proceeds from borrowings under warehouse facilities  . . . . . . . . . . . . . . . . . .      1,297,228     1,155,166
Repayment of borrowings under warehouse facilities . . . . . . . . . . . . . . . . . . .     (1,285,272)   (1,220,073)
Net proceeds from issuance of subordinated notes . . . . . . . . . . . . . . . . . . . .         40,558         8,885
Repayment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ----       (30,000)
Proceeds from issuance of Senior Notes . . . . . . . . . . . . . . . . . . . . . . . . .           ----        55,000
Repayment of Senior Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ----       (55,000)
Proceeds from issuance of Senior Term Notes  . . . . . . . . . . . . . . . . . . . . . .           ----       145,000
Repayment of Senior Subordinated Notes . . . . . . . . . . . . . . . . . . . . . . . . .           ----       (15,000)
Deferred debt issuance cost, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (338)       (2,754)
Reduction of capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . .         (1,839)         (817)
                                                                                            ------------  ------------
              Total cash provided by financing activities  . . . . . . . . . . . . . . .        200,064       128,893
                                                                                            ------------  ------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .          2,253        (7,448)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . .          1,340        16,617
                                                                                            ------------  ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . .    $     3,593   $     9,169
                                                                                            ------------  ------------
                                                                                            ------------  ------------
Supplemental disclosures of cash flow information:
    Non-cash activities:
          Additions to capital leases  . . . . . . . . . . . . . . . . . . . . . . . . .    $     5,964   $     2,141
    Cash paid for:
          Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    20,062   $     7,318
          Income taxes                                                                      $      ----   $        93


           See notes to unaudited consolidated financial statements.

                                 OLYMPIC FINANCIAL LTD.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  -------------------------------------------------------------------------------------------------
                                    NUMBER OF       NUMBER OF                                ADDITIONAL
                                    PREFERRED        COMMON       PREFERRED     COMMON         PAID IN      RETAINED
                                     SHARES          SHARES         VALUE      PAR VALUE       CAPITAL      EARNINGS        TOTAL
                                  -------------   ------------    ---------    ---------     -----------    ---------    ----------
(DOLLARS IN THOUSANDS, EXCEPT
SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1995          1,071,036      22,038,567       $  11        $  220       $ 157,204     $ 23,378     $ 180,813
Exercise of options and warrants .       ----         940,775        ----             9           4,171         ----         4,180
Issuance of Common Stock:
     Public Offering . . . . . . .       ----       8,050,000        ----            81         145,925         ----       146,006
     Benefit plans . . . . . . . .       ----         195,752        ----             2             691         ----           693
Amortization of deferred
  compensation . . . . . . . . . .       ----            ----        ----          ----             773         ----           773
Preferred Stock conversion to
  Common Stock . . . . . . . . . .   (381,553)      1,778,795          (4)           18             (14)        ----          ----
Payment of dividends on 8%
  Convertible Preferred Stock  . .       ----            ----        ----          ----            ----       (1,152)       (1,152)
Net income . . . . . . . . . . . .       ----            ----        ----          ----            ----       42,950        42,950
                                  -------------   ------------    ---------    ---------     -----------    ---------    ----------
BALANCE, SEPTEMBER 30, 1996           689,483      33,003,889       $   7         $  330       $ 308,750     $ 65,176    $ 374,263
                                  -------------   ------------    ---------    ---------     -----------    ---------    ----------
                                  -------------   ------------    ---------    ---------     -----------    ---------    ----------

          See notes to unaudited consolidated financial statements.

                                 OLYMPIC FINANCIAL LTD.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

     Certain reclassifications have been made to the September 30, 1995 balances to conform to current period presentation.

2.   FINANCE INCOME RECEIVABLE

     Finance income receivable includes the estimated present value of future amounts permitted to be withdrawn from spread accounts established in connection with securitization transactions.

                                               AT SEPTEMBER 30,  AT DECEMBER 31,
                                                    1996              1995
(DOLLARS IN THOUSANDS)                        ----------------   ---------------
Estimated cash flows on loans sold, net of
estimated prepayments (1) . . . . . . . . . .    $  593,264        $  349,097
Less:
     Discount to present value  . . . . . . .       (28,262)          (19,466)
     Deferred servicing income  . . . . . . .       (53,670)          (37,780)
     Reserve for loan losses  . . . . . . . .       (81,308)          (42,270)
                                              ----------------   ---------------
                                                 $  430,024        $  249,581
                                              ----------------   ---------------

(1) Included in estimated cash flows is the anticipated return to the Company of restricted cash inrequired spread accounts. Actual spread account balances were $122.1 million at September 30, 1996 and $65.4 million at December 31, 1995.

The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995                                           $  249,581
     Excess cash flows on loans sold, net of estimated prepayments .    196,311
     Return of excess cash flows (1) . . . . . . . . . . . . . . . .    (28,869)
     Recognition of present value effect of cash flows . . . . . . .     13,001
                                                                     -----------
BALANCE, SEPTEMBER 30, 1996                                          $  430,024
                                                                     -----------
                                                                     -----------

(1) Includes approximately $2.5 million of cash released to the Company from remaining spread account balances associated with three securitization transactions initiated in 1992 and closed out during the first nine months of 1996.

3.   SUBORDINATED NOTES
                                               AT SEPTEMBER 30,  AT DECEMBER 31,
                                                    1996              1995
(DOLLARS IN THOUSANDS)                        ----------------   ---------------
Senior subordinated notes, Series 1996-A . . .   $    30,000        $     ----
Junior subordinated notes  . . . . . . . . . .        23,563            13,005
                                              ----------------   ---------------
                                                 $    53,563        $   13,005
                                              ----------------   ---------------
                                              ----------------   ---------------

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

4.   SHAREHOLDERS' EQUITY

     On April 22, 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares, and received net proceeds from the issuance of the Common Stock of approximately $146.0 million.

RESTRICTED STOCK ELECTION PLAN

     As disclosed in the Company's 1995 Annual Report filed on Form 10-K/A-2, in December 1995 the Board of Directors of the Company adopted a Restricted Stock Election Plan applicable to bonuses which may be earned by certain key associates of the Company in the years 1998 through 2000 (the "1998 Stock Election Plan") subject to approval by the Company's shareholders. The Stock Election plan was approved by shareholders on May 16, 1996. As a result, the Company recorded deferred compensation as a component of equity in the amount of $4.8 million during the second quarter of 1996. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated primarily by new car dealers affiliated with major foreign and domestic manufacturers. At September 30, 1996, the Company had purchased loans from more than 7,000 dealers in 38 states, a substantial majority of which sell loans to the Company on a regular basis. Loans are purchased through 17 regional buying centers, supplemented by a network of dealer development representatives ("DDRs") serving various markets, or "spokes", surrounding the buying center "hubs". DDRs operating in these "spokes" generate loans in their assigned market, and all administrative functions, including credit approval and loan processing, are performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

     NET INTEREST MARGIN. The components of net interest margin for each of the three and nine month periods ended September 30 were:

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                       ---------------------     ---------------------
                                                         1996        1995          1996        1995
                                                       ---------   ---------     ---------   ---------
Interest income on loans, net of interest
  expense on warehouse facilities . . . . . . . . . .  $  9,161     $ 5,470       $ 21,801   $ 11,499
Interest income on short-term investments, spread
  accounts and other cash accounts  . . . . . . . . .     4,105       1,927         11,140      5,479
Recognition of present value discount . . . . . . . .     5,048       2,254         13,001      4,856
Provision for credit losses on loans held for sale. .      (235)        (50)          (478)       (65)
                                                       ---------   ---------     ---------   ---------
     Net interest margin  . . . . . . . . . . . . . .  $ 18,079     $ 9,601       $ 45,464   $ 21,769
                                                       ---------   ---------     ---------   ---------
                                                       ---------   ---------     ---------   ---------

     Net interest margin increased 88% and 109% during the three and nine month periods ended September 30, 1996, respectively, compared with the same periods in 1995. The rise in net interest margin is primarily due to growth in the average balance of loans held for sale pending securitization, increased weighted average interest rates earned on loans purchased, and increased volume of loans securitized.

     Increased loan purchasing volume during the three and nine month periods ended September 30, 1996, resulted in increases from the same periods a year ago of 25% and 54%, respectively, in the average balance of loans held for sale pending securitization, on which the Company earns interest income until such loans are securitized. The growth in loan purchasing volume is primarily attributed to the opening of three additional regional buying centers since September 1995 and the expansion of the Company's dealer network to more than 7,000 dealers at September 30, 1996, compared to 4,494 dealers at September 30, 1995. Loan purchases under the Company's Premier and Classic loan programs were:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                       ---------------------    ------------------------
                                                         1996        1995          1996        1995
                                                       ---------   ---------    -----------  -----------
Premier . . . . . . . . . . . . . . . . . . . . . .     $438,792   $464,249     $1,362,185   $1,233,845
Classic . . . . . . . . . . . . . . . . . . . . . .      279,433     89,349        647,429      229,901
                                                       ---------   ---------    -----------  -----------
     Total loans purchased  . . . . . . . . . . . .     $718,225   $553,598     $2,009,614   $1,463,746
                                                       ---------   ---------    -----------  -----------
                                                       ---------   ---------    -----------  -----------

     The net interest margin earned on loans held for sale was further enhanced by an increase in the annual percentage interest rate ("APR") paid by obligors on loans purchased. During the three and nine month periods ended September 30, 1996, the weighted average APR on loans purchased was 14.82% and 14.36%, respectively, compared with 13.92% and 14.30%, respectively, during the same periods in 1995. The increase in APR is principally due to an increased proportion of its higher yielding Classic loans which grew from 16% of total loan purchases during both the three and nine month periods ended September 30, 1995, to 39% and 32%, respectively, during the same periods in 1996.

     The rise in interest income on short-term investments, spread accounts and other cash accounts and the increase in earnings from the recognition of the present value discount associated with the gain on sale of loans is attributable to growth in the Company's securitized loan portfolio which increased to $3.4 billion at September 30, 1996 from $1.8 billion at September 30, 1995.

     GAIN ON SALE OF LOANS. Gain on sale of loans provided net revenues of $30.1 million and $80.8 million during the three and nine months ended September 30, 1996, respectively, representing increases of 71% and 97%, respectively, from the same periods a year ago. The increase in gain on sale of loans primarily resulted from growth in the volume of loans securitized, an increase in gross interest rate spreads and a decrease in the participation rate paid by the Company to dealers for loan purchases. During the three and nine months ended September 30, 1996, the Company securitized $737.0 million and $2.1 billion of loans, respectively, which represent increases of 48% and 52%, respectively, from the same periods in 1995. Gross interest rate spreads earned on loans securitized and utilized in the computation of gain during the three and nine months ended September 30 are illustrated in the following table:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                       ---------------------    ------------------------
                                                         1996        1995          1996        1995
                                                       ---------   ---------    -----------  -----------
Weighted average APR of loans securitized . . . . . .    14.77%     13.92%         14.34%      14.32%
Weighted average securitization rate  . . . . . . . .     6.74       6.05           6.39        6.59
                                                         ----       -----          -----       -----
Gross interest rate spread (1)  . . . . . . . . . . .     8.03%      7.87%          7.95%       7.73%
                                                         ----       -----          -----       -----
                                                         ----       -----          -----       -----


-------------------
(1)  Before gains/losses on hedge transactions.

     As previously discussed, an increased proportion of higher yielding Classic loans resulted in a rise in the APR earned on loans purchased and subsequently securitized during both the three and nine months ended September 30, 1996. A general market decline in consumer interest rates during early 1996 compared to early 1995, partially offset the impact of the higher yielding Classic loans during the nine months ended 1996. Increases in the two-year Treasury rate as compared to the third quarter of 1995 resulted in higher securitization costs during the third quarter of 1996, partially offsetting the favorable APR variance. The company's weighted average securitization rate during the first nine months of 1996 was slightly lower than the same period of 1995 primarily due to a favorable two-year Treasury market during the first quarter of 1996.

     The unamortized balance of participations paid to dealers are expensed at the time the related loans are securitized and recorded as a reduction to the gain on sale. Due to growth in volume of Classic loans, participations paid have decreased to 3.33% and 3.52% of the principal balance of loans purchased during the three and nine months ended September 30, 1996, respectively, compared with 4.26% and 4.16% during the same periods of 1995, respectively. The lower dealer participations resulted in an increased gain on sale.

     The Company's gain on sale of loans was further increased by $1.2 million and $4.6 million of realized gains on hedging transactions during the three and nine months ended September 30, 1996, respectively, compared with $2.6 million and $10.1 million of realized losses during the same periods in 1995. There were no realized losses during the nine months ended September 30, 1996 and no realized gains during the same period in 1995.

     SERVICING FEE INCOME. The Company's servicing fee income increased to $7.5 million during the three months ended September 30, 1996 from $3.9 million in the same three months in 1995. For the nine months ended September 30, 1996, servicing fee income was $19.8 million compared with $9.2 million for the same period in 1995. The increase in servicing fee income was directly related to an increase in the average servicing portfolio outstanding. The following table reflects the growth in the Company's servicing portfolio from September 30, 1995 to September 30, 1996.

(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                              AT SEPTEMBER 30,
                                                              -------------------------
                                                                   1996         1995
                                                              -----------  ------------
Principal balance of automobile loans held for sale . . . .   $    21,104  $   105,352
Principal balance of loans serviced under securitizations .     3,373,470    1,788,290
                                                              -----------  ------------
Servicing portfolio . . . . . . . . . . . . . . . . . . . .   $ 3,394,574  $ 1,893,642
                                                              -----------  -----------
                                                              -----------  -----------
Average unpaid principal balance (actual dollars) . . . . .   $    12,537  $    12,078
Number of loans serviced  . . . . . . . . . . . . . . . . .       270,759      156,778


     OTHER NON-INTEREST INCOME. Other income rose to $1.4 million and $4.6 million during the three and nine months ended September 30, 1996, respectively, compared with $0.4 million and $0.8 million, respectively, during the same periods in 1995. This increase is primarily due to the introduction of late fee and insufficient funds charges to borrowers during late 1995.

     OPERATING EXPENSES. During the three and nine months ended September 30, 1996, salaries and benefits expense increased to $10.3 million and $28.2 million, respectively, up 100% and 106% from $5.1 million and $13.7 million during the same periods in 1995, respectively. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 1,003 at September 30, 1996 from 544 at September 30, 1995, to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans.

     Other operating costs, including occupancy, depreciation and amortization, servicing and collection expenses increased to $13.1 million and $35.2 million during the three and nine months ended September 30, 1996, increases of 115% and 126%, respectively, compared with the same periods a year ago. The increase in other operating costs reflects the continued growth in the Company's facilities, loan purchasing and servicing portfolio.

     Total annualized operating expenses as a percentage of average servicing portfolio also increased to 2.93% and 2.99% during the three and nine months ended September 30, 1996, compared to 2.64% and 2.90% in the same periods in 1995. The rise in operating expense percentage reflects the Company's expansion of its servicing facilities and personnel reflecting the growth in the Company's servicing portfolio and increased servicing needs and related costs associated with the rise in Classic loan volume.

     INTEREST EXPENSE. Long-term debt and other interest expense increased to $6.7 million from $5.2 million during the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, long-term debt and other interest expense was $18.6 million compared to $11.6 million in the same period of 1995. These increases are directly related to the issuance of $145.0 million of 13% Senior Notes in April 1995 and $30.0 million of 10.125% Subordinated Notes in April 1996.

FINANCIAL CONDITION

     AUTOMOBILE LOANS HELD FOR SALE. Prior to securitization, the Company holds automobile loans for sale in its portfolio. The Company's portfolio of loans held for sale decreased 84% to $18.9 million at September 30, 1996 from $118.6 million at December 31, 1995 due to the timing in delivery of loans associated with the Company's securitizations. At September 30, 1996, the Company had delivered $188.4 million of loans into a securitization trust for which the Company received cash from the trust for such loans concurrent with the legal closing of the transaction in October of 1996. There were no loans delivered and pending a legal closing at December 31, 1995.

     DUE FROM SECURITIZATION TRUST. Changes in due from securitization trust reflect the timing of delivery of loans into securitizations. See discussion of AUTOMOBILE LOANS HELD FOR SALE above.

     FINANCE INCOME RECEIVABLE. Finance income receivable increased to $430.0 million as of September 30, 1996, from $249.6 million at December 31, 1995. This 72% increase is the result of an increase in loan securitization volume and related increase in gain on sale of loans.

     OTHER ASSETS. Other assets increased to $17.9 million at September 30, 1996 compared to $12.9 million at December 31, 1995. This $5.0 million increase includes a $1.1 million increase in the Company's investment in subordinated certificates purchased in connection with 1996 securitization transactions and a $0.9 million rise in servicing fee receivable reflecting growth in the Company's servicing portfolio. In addition, cash surrender value of life insurance policies increased $1.0 million since December 31, 1995.

     SUBORDINATED NOTES. See Liquidity - Principal Sources of Cash in Operating Activities.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased to $20.1 million at September 30, 1996 compared to $9.8 million at December 31, 1995. This increase is primarily due to increased accruals for salary, occupancy and various operating expenses reflecting the continued growth in the Company's staffing, facilities, loan purchases and servicing portfolio.

DELINQUENCY, LOAN LOSS AND REPOSSESSION EXPERIENCE

     The following tables describe the Company's delinquencies, loan losses and repossessions for the periods indicated. A delinquent loan may result in the repossession and foreclosure on the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

                                                                          SEPTEMBER 30,              DECEMBER 31,
DELINQUENCY EXPERIENCE (1):                                                   1996                       1995
                                                                     ----------------------   -----------------------
                                                                      NUMBER OF                NUMBER OF
                                                                        LOANS       BALANCE       LOANS      BALANCE
                                                                     ----------- ----------    ----------- ----------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                                 270,759     $3,394,574    185,241     $2,267,107
Delinquencies:
     31-60 days . . . . . . . . . . . . . . . . . . . . . . . .        2,948     $   35,785      1,536        $17,667
     61-90 days . . . . . . . . . . . . . . . . . . . . . . . .        1,014         12,851        520          5,694
     91 days or more  . . . . . . . . . . . . . . . . . . . . .        2,012         25,723        614          6,881
                                                                     ----------- ----------    ----------- ----------
Total automobile loans delinquent 31 or more days . . . . . . .        5,974     $   74,359      2,670      $  30,242
Delinquencies as a percentage of number of loans and amount
  outstanding at end of period (2)  . . . . . . . . . . . . . .         2.21%          2.19%      1.44%          1.33%
Amount in repossession (3)  . . . . . . . . . . . . . . . . . .        3,331      $  46,520      1,489      $  17,676
                                                                     ----------- ----------    ----------- ----------
Total delinquencies and amount in repossession (2)  . . . . . .        9,305      $ 120,879      4,159      $  47,918
                                                                     ----------- ----------    ----------- ----------
                                                                     ----------- ----------    ----------- ----------
Total delinquencies and amount in repossession as a percentage
  of servicing portfolio outstanding at end of period . . . . .         3.44%          3.56%      2.25%          2.11%

------------------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)   Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been repossessed but not yet liquidated.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -------------------------------    ----------------------------
                                                               1996             1995            1996           1995
                                                          -------------     -------------    -------------  -------------
Average servicing portfolio outstanding during
  the period . . . . . . . . . . . . . . . . . . . . . .    $3,194,633         $1,703,678      $2,822,414     $1,347,404
Average number of loans outstanding during the period  .       255,881            142,184         227,276        114,339
Number of repossessions  . . . . . . . . . . . . . . . .         3,884              1,253          10,146          2,420
Annualized repossessions as a percentage of average
  number of loans outstanding  . . . . . . . . . . . . .          6.07%              3.53%           5.95%          2.82%
Gross charge-offs (2)  . . . . . . . . . . . . . . . . .    $    9,432         $    3,324      $    22,994    $    7,124
Recoveries (3) . . . . . . . . . . . . . . . . . . . . .         1,842                255            4,448           587
                                                          -------------     -------------    -------------  -------------
Net losses . . . . . . . . . . . . . . . . . . . . . . .    $    7,590         $    3,069      $    18,546    $    6,537
                                                          -------------     -------------    -------------  -------------
                                                          -------------     -------------    -------------  -------------
Annualized gross charge-offs as a percentage of average
  servicing portfolio  . . . . . . . . . . . . . . . . .          1.18%              0.78%            1.09%         0.71%
Annualized net losses as a percentage of average
  servicing portfolio  . . . . . . . . . . . . . . . . .          0.95%              0.72%            0.88%         0.65%

-------------------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

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

     In February 1996, the Company elected to increase, over time depending on market conditions, the percentage of the Company's aggregate loan purchases that may be purchased through its Classic program up to a limit of 50% of originations. Through the first nine months of 1996, Classic loans represented 32% of total loan purchases compared with 16% during the same period in 1995. The purposes of the Company's increased emphasis on the Classic program are to provide the Company with the opportunity for greater interest rate spreads relative to its previous loan mix which management believes more than offsets any additional risks associated with the Classic loans and, as the Company offers lower dealer participations on Classic loans, to reduce origination costs in comparison to the Premier program. The Company has determined that the pricing advantages and ability to expand the Company's prime lending market under the Classic loan program offsets anticipated increases in delinquency and repossession rates, which the Company expects to continue to increase as the Classic loans purchased continue to season. To account for the anticipated increase in delinquency and repossession rates, the Company has established higher reserves following the introduction of the Classic program and has increased these reserves as the proportion of Classic loans has increased in the Company's total portfolio. The Company's total reserves at September 30, 1996 were $81.3 million or 2.40% of the Company's servicing portfolio compared to $24.5 million or 1.30% at September 30, 1995. Although the introduction and expansion of the Classic program has contributed to the increase in total portfolio delinquencies, repossession rates, and annualized net loss rates, these increases have been anticipated by management and are within the reserves established by the Company.

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

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans through the use of warehouse facilities. However, because advance rates under the warehouse facilities only provide funds for 90% to 99.9% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $2.0 billion of loans during the first nine months of 1996 compared to $1.5 billion during the same period in 1995.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company which typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the nine months ended September 30, 1996 were $70.8 million, or approximately 3.52% of the principal balance of loans purchased, compared with $60.9 million, or approximately 4.16% of loans purchased, during the same period in 1995. The decrease in dealer participation as a percentage of loans purchased reflects the growth in volume of Classic loans.

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. The Company had $122.1 million of restricted cash in spread accounts at September 30, 1996, compared with $65.4 million at December 31, 1995. Restricted cash is included as a component of finance income receivable.

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

PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first nine months of 1996, the Company received $28.9 million of excess cash flow, compared with $15.3 million during the same nine months in 1995. Included in excess cash flows during 1995, is approximately $1.7 million of cash received from the sale of interest-only securities related to securitization transactions. There were no interest-only securities issued during the first nine months on 1996. The Company received an additional $2.5 million of cash during the first nine months of 1996 which was released from spread accounts associated with three securitization transactions closed-out during the first quarter of 1996.

     SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance. During the nine months ended September 30, 1996 and 1995, the Company received cash for such servicing in the amount of $18.9 million and $8.2 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. Currently, the Company has an aggregate capacity in its warehouse facilities of $700.0 million, of which $661.5 million was available at September 30, 1996. The warehouse facilities are subject to renewal on mutually acceptable terms upon the expiration of each facility ranging from December 1996 to July 1997.

     SECURITIZATION PROGRAM. The most important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the nine months ended September 30, 1996, all of which were publicly issued and rated "AAA/Aaa".


(DOLLARS IN THOUSANDS)
                                                                 REMAINING
                                           REMAINING             BALANCE AS
                                           BALANCE AS                A             CURRENT        WEIGHTED         GROSS
                                              OF                 PERCENTAGE        WEIGHTED       AVERAGE         INTEREST
                        ORIGINAL          SEPTEMBER 30,          OF ORIGINAL       AVERAGE     SECURITIZATION       RATE
DATE                    BALANCE              1996                 BALANCE            APR           RATE            SPREAD
--------------------  ------------    --------------------   -----------------   ------------ ----------------   -----------

March 1996             $  600,000         $  485,403              80.90%             13.79%        5.81%             7.98%
June 1996                 650,000            591,612              91.02%             14.49%        6.62%             7.87%
September 1996 (1)        725,000            687,556              94.84%             14.67%        6.75%             7.92%
                       ----------         ----------
                       $1,975,000         $1,764,571
                       ----------         ----------
                       ----------         ----------

-------------------
 (1) As of September 30, 1996, the Company had delivered $697.4 million to the trust and $27.6 million cash remained in the pre-funded portion of the trust.

OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support the continued growth in loan volume, increased dealer participations, securitizations and general operating expenses.

     In April 1996, the Company sold to the public 8,050,000 shares of Common Stock. Net proceeds received from the offering of Common Stock approximated $146.0 million.

     In March 1996, the Company sold to the public $30.0 million aggregate principal amount of 10.125% Subordinated Notes Series 1996-A, due 2001 (the "Senior Subordinated Notes"). Net proceeds received from the offering of Senior Subordinated Notes approximated $29.0 million.

     The terms of the Company's 13% Senior Term Note Indenture (the "Indenture") limit the incurrence of additional indebtedness by the Company and restrict certain payments, including dividends on common or preferred stock (other than dividends on the Company's 8% Cumulative Convertible Exchangeable Preferred Stock) subject to the Company's ability to meet certain tests as set forth in the Indenture. If the Company's Fixed Charge Coverage Ratio, as defined in the Indenture, is less than 2.0 to 1 for a four quarter period, the Company is restricted from paying dividends on common and preferred stock (other than dividends on its 8% Cumulative Convertible Exchangeable Preferred Stock) and unable to incur additional indebtedness (excluding indebtedness under warehouse facilities). The Fixed Charge Coverage Ratio for the four-quarter period ended September 30, 1996 was:


                                                                   FOR THE FOUR
                                                                  QUARTERS ENDED
                                                                SEPTEMBER 30, 1996
                                                              ----------------------
(IN THOUSANDS)
Operating Cash Receipts:
Excess cash flows received from securitization trusts.........      $  34,589
Servicing fee income..........................................         23,339
Other cash income.............................................          5,035
                                                                    ---------
    Total Operating Cash Receipts.............................         62,963
Less Cash Expenses:
  Payment of dealer participations............................         96,359
  Cash operating expenses.....................................         82,175
  Interest paid on warehouse and other debt...................         32,035
  Preferred dividends.........................................          1,898
                                                                    ---------
    Total Cash Expenses.......................................        212,467
Consolidated Cash Flow........................................       (149,504)
Fixed Charges included in Cash Expenses.......................         33,933
                                                                    ---------
  Adjusted Consolidated Cash Flow.............................      $(115,571)
                                                                    ---------
                                                                    ---------
Fixed Charges:
  Interest expense (accrued or paid)..........................      $  34,052
  Preferred dividends.........................................          1,898
                                                                    ---------
    Total Fixed Charges.......................................      $  35,950
                                                                    ---------
                                                                    ---------


     The Company has had, and expects to continue to have, negative Consolidated Cash Flow (as defined in the Indenture) and does not expect to be able to meet the Fixed Charge Coverage Ratio test for the foreseeable future.

     The Company may incur additional indebtedness under the terms of the Indenture, without regard to the Fixed Charge Coverage Ratio, if total indebtedness (excluding indebtedness under warehouse facilities) would not exceed 200% of Consolidated Net Worth (as defined in the Indenture). As of September 30, 1996, the Company would be able to incur additional indebtedness under the Consolidated Net Worth test, provided that such new indebtedness has a Weighted Average Life to Maturity (as defined in the Indenture) equal to or longer than the Senior Term Notes.

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

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          On August 26, 1996, the Company announced that it had received an unsolicited indication of interest to buy the Company. In connection with this development, the Company engaged Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to assist the Board of Directors (the "Board") in examining the strategic alternatives available to the Company.

          On the same day, the Board accepted the resignation of Jeffrey C. Mack as Chairman, President, Chief Executive Officer and member of the Board due to philosophical differences with the Board. The
          Board appointed Warren Kantor, who was then serving as a member of the Board, to be Chairman of the Executive Committee and announced that Scott Anderson, Vice Chairman, Credit Administration and
          Operations, would continue to oversee the day-to-day operations of the Company.

          The Board has created a committee to conduct a national search for a new Chief Executive Officer and has retained an executive search firm to assist the committee in its effort.

          On October 16, 1996, the Company announced that the party that had indicated an interest in buying the Company and certain other interested parties had elected not to make definitive offers. The Company also announced that, assisted by DLJ, it would continue to examine strategic alternatives available to it. The Company indicated that any proposal would be evaluated in light of market conditions that prevail at the time of the proposal, and that the Board had not set a specific price range or terms for an acceptable proposal. There can be no assurance given that the Company will receive any acceptable proposals to buy the Company.

          On November 4, 1996, the Company announced that the Board of Directors has adopted a Shareholder Rights Plan in which preferred stock purchase Rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held as of the close of business on November 22, 1996. The Rights will expire on October 28, 2006.

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     The following exhibits are filed in response to Item 601 of Regulation S-K.

     EXHIBIT NO.   DESCRIPTION
     -----------   -----------

        3.1 Restated Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

        3.2 Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-18, File No. 33-433270c, and to Registrant's Current Report on Form 8-K, dated September 30, 1996).

        10.1 Series 1996-C Supplement, dated as of September 12, 1996, to Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among Registrant, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

        10.2 Insurance and Indemnity Agreement, dated as of September 12, 1996, among Registrant, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-C, Olympic First GP, Inc., Olympic Second GP, Inc. and Olympic Receivables Finance Corp.

        10.3 Amendment, dated as of September 12, 1996, among Olympic Financial Ltd., Olympic Receivables Finance Corp., Financial Security Assurance Inc., and Norwest Bank Minnesota, National Association, as Collateral Agent, to Series 1996-B Supplement, dated as of June 14, 1996, Series 1996-A Supplement, dated as of March 14, 1996, Series 1995-E Supplement, dated as of December 6, 1995, Series 1995-D Supplement, dated as of September 21, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of December 6, 1995,
                   Series 1995-C Supplement, dated as of June 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of September 21,
                   1995, and as further amended by the December 1995 Amendment, Series 1995-B Supplement, dated as of March 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of June 15, 1995, as further amended by the September 1995 Amendment, and as further amended by the December 1995 Amendment to the Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1994, among Registrant, Olympic Automobile Receivables Trust, Financial Security and Norwest Bank Minnesota, National Association as Trustee and as Collateral Agent.

        10.4 Amendment to Insurance and Indemnity Agreement, dated as of June 14, 1996, Insurance and Indemnity Agreement, dated as of March 14, 1996, Insurance and Indemnity Agreement, dated as of December 5, 1995, Insurance and Indemnity Agreement, dated as of September 21, 1995, as amended by that certain Amendment No. 2 to Insurance and Indemnity Agreements, dated as of December 6, 1995, Insurance and Indemnity Agreement, dated as of June 15, 1995, as amended by Amendment No. 2, Insurance and Indemnity Agreement, dated as of March 15, 1995, as amended by that certain Amendment No. 1 to Insurance and Indemnity Agreements, dated as of June 15, 1996, and as further amended by Amendment No. 2, Insurance and Indemnity Agreement, dated as of February 9, 1995, as amended by Amendment No. 2, and as further amended by Amendment No. 2, dated as of May 31, 1996, among Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic Automobile Receivables Trust, 1995-E, Olympic Automobile Receivables Trust, 1995-D, Olympic Automobile Receivables Trust, 1995-C, Olympic Automobile Receivables Trust, 1995-B, Olympic Automobile Receivables Trust, 1995-A, Olympic First GP Inc., Olympic Second GP Inc., Olympic Receivables Finance Corp., and Olympic Financial Ltd., in each case with respect to each Insurance and Indemnity Agreement with respect to which such person is a party.

        10.5 Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among Olympic Financial Ltd., Olympic Receivables Financial Corp., Financial Security Assurance Inc. and Norwest Bank
                   Minnesota, National Association, as Trustee and as Collateral Agent.

        10.6       Olympic Financial Ltd. Employee Bonus Plan.

        11.1       Computation of Earnings Per Share

        12.1       Computation of Ratio Earnings to Fixed Charges

        12.2 Computation of Ratio Earnings to Fixed Charges and Preferred Stock Dividends

        27.1       Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K, filed and dated August 26, 1996, announcing that its Board of Directors has received an indication of interest to buy the Company and that the Company has engaged Donaldson, Lufkin and Jenrette to assist the Board in examining the strategic alternatives available. The Company further announced that Warren Kantor has been appointed Chairman of the Company's Executive Committee and that the Board has accepted the resignation of Jeffrey C. Mack as President and Chief Executive Officer of the Company.

     On October 7, 1996, the Company filed a current report on Form 8-K, dated September 30, 1996, announcing an amendment to Section 4.1 of the Company's Bylaws defining the officers of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OLYMPIC FINANCIAL LTD.



 SIGNATURE                                   TITLE                  DATE
--------------------------------     ----------------------  -------------------

 /s/ Warren Kantor
 -------------------------------
 Warren Kantor                           Acting Chief         November 11, 1996
                                      Executive Officer,
                                          Chairman of
                                      Executive Committee
                                         and Director


 /s/  John A. Witham
 -------------------------------
 John A. Witham                         Executive Vice        November 11, 1996
                                       President and Chief
                                       Financial Officer
                                          (Principal
                                      Financial Officer)

 /s/  Brian S. Anderson
 -------------------------------
 Brian S. Anderson                        Senior Vice         November 11, 1996
                                          President,
                                           Corporate
                                        Controller and
                                      Assistant Secretary
                                          (Principal
                                      Accounting Officer)

                                     EXHIBIT INDEX

     EXHIBIT NO.   DESCRIPTION
     -----------   -----------

        3.1 Restated Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

        3.2 Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-18, File No. 33-433270c, and to Registrant's Current Report on Form 8-K, dated September 30, 1996).

        10.1 Series 1996-C Supplement, dated as of September 12, 1996, to Spread Account Agreement, dated as of March 25, 1995, as amended and restated as of December 6, 1995, among Registrant, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

        10.2 Insurance and Indemnity Agreement, dated as of September 12, 1996, among Registrant, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-C, Olympic First GP, Inc., Olympic Second GP, Inc. and Olympic Receivables Finance Corp.

        10.3 Amendment, dated as of September 12, 1996, among Olympic Financial Ltd., Olympic Receivables Finance Corp., Financial Security Assurance Inc., and Norwest Bank Minnesota, National Association, as Collateral Agent, to Series 1996-B Supplement, dated as of June 14, 1996, Series 1996-A Supplement, dated as of March 14, 1996, Series 1995-E Supplement, dated as of December 6, 1995, Series 1995-D Supplement, dated as of September 21, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of December 6, 1995,
                   Series 1995-C Supplement, dated as of June 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of September 21, 1995, and as further amended by the December 1995 Amendment, Series 1995-B Supplement, dated as of March 15, 1995, as amended by that certain Amendment to Series Supplements to Spread Account Agreement, dated as of June 15, 1995, as further amended by the September 1995 Amendment, and as further amended by the December 1995 Amendment to the Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1994, among Registrant, Olympic Automobile Receivables Trust,
                   Financial Security and Norwest Bank Minnesota, National Association as Trustee and as Collateral Agent.

        10.4 Amendment to Insurance and Indemnity Agreement, dated as of June 14, 1996, Insurance and Indemnity Agreement, dated as of March 14, 1996, Insurance and Indemnity Agreement, dated as of December 5, 1995, Insurance and Indemnity Agreement, dated as of September 21, 1995, as amended by that certain Amendment No. 2 to Insurance and Indemnity Agreements, dated as of December 6, 1995, Insurance and Indemnity Agreement, dated as of June 15, 1995, as amended by Amendment No. 2, Insurance and Indemnity Agreement, dated as of March 15, 1995, as amended by that certain Amendment No. 1 to Insurance and Indemnity Agreements, dated as of June 15, 1996, and as further amended by Amendment No. 2, Insurance and Indemnity Agreement, dated as of February 9, 1995, as amended by Amendment No. 2, and as further amended by Amendment No. 2, dated as of May 31, 1996, among Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1996-A, Olympic Automobile Receivables Trust, 1995-E, Olympic Automobile Receivables Trust, 1995-D, Olympic Automobile Receivables Trust, 1995-C, Olympic Automobile Receivables Trust,
                   1995-B, Olympic Automobile Receivables Trust, 1995-A, Olympic First GP Inc., Olympic Second GP Inc., Olympic Receivables Finance Corp., and Olympic Financial Ltd., in each case with respect to each Insurance and Indemnity Agreement with respect to which such person is a party.

        10.5 Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among Olympic Financial Ltd., Olympic Receivables Financial Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and as Collateral Agent.

        10.6       Olympic Financial Ltd. Employee Bonus Plan.

        11.1       Computation of Earnings Per Share

        12.1       Computation of Ratio Earnings to Fixed Charges

        12.2 Computation of Ratio Earnings to Fixed Charges and Preferred Stock Dividends

        27.1       Financial Data Schedule