Form 10-K405
period 1996-12-31
OLYMPIC FINANCIAL LTD
filed 1997-02-10
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20526

                            ------------------------

                             OLYMPIC FINANCIAL LTD.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-1664848
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)

        7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55439-2435
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 942-9880

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK ($.01 PAR VALUE)
                    CLASS A PREFERRED STOCK ($.01 PAR VALUE)
                                     RIGHTS
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as quoted on the New York Stock Exchange on January 14, 1997 was approximately $614.7 million.

    The number of shares of the registrant's Common Stock outstanding as of January 14, 1997 was 37,431,189.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                      DOCUMENT INCORPORATED                            PART OF FORM 10-K
-----------------------------------------------------------------  --------------------------
     Proxy Statement for 1997 Annual Meeting of Shareholders        Items 10, 11, 12 and 13
                    to be held April 28, 1997                             of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                             PART I

Item 1.   Business........................................................................      3
Item 2.   Properties......................................................................     19
Item 3.   Legal Proceedings...............................................................     19
Item 4.   Submission of Matters to a Vote of Security Holders.............................     19

                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........     20
Item 6.   Selected Financial Data.........................................................     21
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................     23
Item 8.   Financial Statements and Supplementary Data.....................................     38
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure....................................................................     60

                                            PART III

Item 10.  Directors and Executive Officers of the Registrant..............................     60
Item 11.  Executive Compensation..........................................................     60
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................     60
Item 13.  Certain Relationships and Related Transactions..................................     60

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     60

                                    PART I.

ITEM 1. BUSINESS

GENERAL

    The Company purchases, securitizes and services consumer automobile loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. At December 31, 1996, the Company had purchased loans from more than 7,700 dealers in 39 states, a substantial majority of which sell loans to the Company on a regular basis. Loans are purchased through 17 regional buying centers serving as "hubs" in 14 states, supplemented by a network of dealer development representatives ("DDRs"). DDRs generate loans in their assigned markets, or "spokes," while credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. As a result of this strategy, the Company has expanded the number of dealers in its network and has significantly increased its annual volume of automobile loans purchased, from $743.3 million in 1994 to $2.8 billion in 1996, without incurring the additional costs that would be associated with establishing a proportionate number of new buying centers. The Company services loans primarily through four regional servicing and collection centers.

    The Company purchases each loan in accordance with its underwriting procedures, which focus on a borrower's qualifications and collateral value. The Company's underwriting criteria do not distinguish between new and used vehicles, which represented approximately 28.7% and 71.3%, respectively, of the Company's loan purchases in 1996. The Company seeks to maximize gross interest rate spreads relative to expected net losses by maintaining a tiered pricing system based on the borrower's credit characteristics as measured by the Company's underwriting and proprietary credit scoring criteria. The Company markets its loan products to dealers under two programs, designated Premier and Classic. "Premier" and "Classic" are proprietary trademarks of the Company. Premier borrowers generally have stronger credit characteristics than those of Classic borrowers. At December 31, 1996, the Company was purchasing approximately 50% of its aggregate loans under each of the Classic and the Premier programs. The Company may change its loan purchase mix at any time and from time to time. The Company considers substantially all of the loans it purchases under both the Premier and Classic programs to be in the "prime" or "non-prime" loan categories, but does not consider the loans it purchases to be in the "sub-prime" loan category. In accordance with prevailing industry practice, the Company pays an up-front dealer participation to the originating dealer for each loan purchased. These dealer participations vary in amount among the Company's loan products and are generally greater under the Premier program than under the Classic program.

    The Company primarily uses warehouse facilities to fund the initial purchase of loans. The Company securitizes purchased loans as asset-backed securities, generally on a quarterly or more frequent basis. In its securitizations, the Company, through a special purpose subsidiary, transfers loans to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors and the Company recognizes a gain on the sale of the loans. Each month, collections of principal and interest on the securitized loans are used by the trustee to pay the holders of the related asset-backed securities, to establish and maintain spread accounts as a source of cash to cover shortfalls in collections and to pay expenses associated with the securitizations and subsequent servicing. After such application by the trustee, amounts in excess of those necessary to satisfy requirements associated with the asset-backed securities are generally distributed to the Company, subject to its agreements with Financial Security Assurance Inc. ("FSA"). All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies, issued by FSA, which insure payments of principal and interest due on the related asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc.

    The Company acts as the servicer of all loans originated by it and securitized in return for a monthly servicing fee. Until October 1996, servicing and collection functions were provided through the Company's national servicing and collections center located in Minneapolis, Minnesota, and in each of its 17 "hubs." In response to the rapid growth of its servicing portfolio, continued expansion of its Classic program (which generally requires greater collection efforts than its Premier program), and increases in delinquencies and default rates on its servicing portfolio, the Company substantially increased its servicing and collection staff, and in October 1996, implemented a strategy to regionalize its servicing and collection capabilities into four new locations:
Charlotte, North Carolina; Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota.

STRATEGIES

    The Company's business objective is to maximize the volume and profitability of loans it purchases, securitizes and services. To achieve this objective, the Company employs the following strategies:

    - EMPHASIS ON DEALER RELATIONSHIPS -- The Company believes that one of its key competitive advantages is its ability to identify and meet a dealer's financing needs. When presented with a loan application, the Company attempts to notify the dealer within one hour or less whether it will approve, conditionally approve or deny the automobile loan for purchase from the dealer. The Company's business hours generally coincide with those of the dealership and, in some cases, the Company will provide loan processing on the dealer's premises during dealer promotions. When the Company considers a borrower's credit quality to be adequate, the Company may provide the dealer with flexibility in developing loan structures to accommodate a borrower's needs, such as extended payment terms or low down-payment requirements. To further assist the dealer, the Company may perform more in-depth underwriting analysis when warranted by special circumstances. A DDR maintains frequent contacts with the dealer and recommends service enhancements from time to time. By employing consistent loan underwriting and purchasing procedures, the Company believes that it provides the dealer with a reliable and consistent source of financing.

    - TIERED PRICING STRATEGY -- The Company maintains a tiered pricing system, allowing it to price different loan products according to the profiles of borrowers' credit characteristics as measured by the Company's proprietary credit scoring system. The Company's tiered pricing system seeks to (i) maximize gross interest rate spreads relative to expected net losses within each credit tier, (ii) provide a greater opportunity to expand its automobile loan market share through loan products that address a greater variety of customer needs, and (iii) reduce initial cash requirements relative to the Premier program because the Company offers lower dealer participations on Classic loans.

    - MAINTENANCE OF UNDERWRITING PROCEDURES -- The Company has developed a proprietary credit scoring system designed to maintain consistent underwriting procedures for its loan authorizations. The Company's credit scoring system monitors six evaluation criteria, including debt-to-income, payment-to-income, loan-to-value, bankruptcy score, credit score and loan size. Based on the results of the credit scoring system, each loan application is reviewed by one of the Company's credit specialists and, as appropriate under the Company's underwriting procedures, one or more credit managers, to determine whether the loan should be approved. To monitor the integrity of the underwriting procedures, management tracks on a daily basis the approval rates and delinquency and loss rates by credit specialist, buying center and dealer.

    - SERVICING -- The Company has regionalized its servicing and collection functions and in 1996 established four regional centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota. These centers are staffed with trained personnel responsible for various servicing, collection and repossession activities. They are assisted by highly automated telephone dialing systems which improve the Company's ability to make early contact with delinquent obligors. In addition the Company utilizes a computerized collection system to aid its servicing and collection centers. The Company regularly monitors and periodically evaluates its servicing and collection resources with a view to improving their procedures and anticipating expansion of purchase volume or changes in product mix.

    - FUNDING AND LIQUIDITY THROUGH WAREHOUSING AND SECURITIZATIONS -- The Company funds the acquisition of automobile loans principally through several warehouse facilities including a bank credit facility and two facilities with asset-backed commercial paper programs. Currently, these facilities provide sufficient capacity to handle the Company's loan purchases. The Company securitizes purchased loans as asset-backed securities and uses such securitizations as a cost competitive source of capital compared to traditional sources of corporate debt financing. Securitization enables the Company to sell automobile loans on a regular basis, while retaining the right to receive future servicing fees and excess cash flows. Securitization also allows the Company to use the net proceeds from such sales to fund the purchase of additional automobile loans.

    - RETAILING OF REPOSSESSED AUTOMOBILES -- The Company channels a substantial majority of its repossession inventory through retail markets, primarily retail used car consignment lots. The Company believes that the greater recoveries available from the retail market justify the costs of maintaining unsold repossession inventory and managing the retail program. In addition, the use of retail markets provides the Company with an opportunity to finance the sale of repossessed automobiles to new buyers.

AUTOMOBILE DEALER PROGRAM

    OVERVIEW. The following table describes the growth in the number of dealers with whom the Company has entered into a dealer agreement during the three years ended December 31, 1996. A substantial majority of these dealers sell loans to the Company on a regular basis.

                                                              OPENING
REGIONAL BUYING CENTER                                         DATE        1994       1995       1996
----------------------------------------------------------  -----------  ---------  ---------  ---------
Minnesota.................................................        6/90         340        645        823
Colorado..................................................        4/92         240        414        500
North Texas...............................................       11/92         334        467        534
Washington................................................        3/93         248        409        532
Arizona...................................................        7/93         136        266        344
Florida...................................................        8/93         169        332        477
Georgia...................................................       11/93         250        395        499
South Texas (1)...........................................        2/94         175        333        311
Northern California.......................................        6/94         115        286        424
Missouri..................................................        6/94         163        403        547
Massachusetts.............................................        8/94         123        400        581
Tennessee.................................................       10/94          51        218        300
Ohio......................................................        3/95          --        208        395
North Carolina............................................        5/95          --        309        513
Southern California.......................................       12/95          --         25        303
New York..................................................        3/96          --         --        339
West Texas (1)............................................        7/96          --         --        305
                                                                         ---------  ---------  ---------
    Totals................................................                   2,344      5,110      7,727
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

------------------------

(1) Prior to July 1996, the West Texas region was included in the South Texas region.

    The Company believes that the volume and quality of the loans it acquires depends upon its ability to establish and maintain satisfactory relationships with automobile dealers. The Company's DDRs and other loan purchasing personnel emphasize dealer service. The Company attempts to identify the particular service needs of dealers and to provide a reliable source of financing for qualified automobile buyers. DDRs are the Company's primary contact with its dealers and are responsible for prospecting new dealerships, selling the Company's programs, and cultivating dealer relationships. DDRs train dealer personnel in the Company's programs and meet with dealer management periodically in an effort to ensure the dealer's needs and expectations are being satisfied. DDRs serving in the Company's "spokes" typically operate within a 200-mile radius of a regional buying center. The Company's cost in maintaining DDRs is limited to compensation determined solely on the basis of loan volume generated in their respective territories.

LOAN PURCHASES AND UNDERWRITING

    LOAN PURCHASES. Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing through the dealer, an application is taken for submission to the dealer's financing sources. The Company's agreements with its dealers are non-exclusive and, typically, a dealer will submit the purchaser's application to more than one financing source for review. The dealer in consultation with the borrower will decide which source will finance the automobile purchase based upon the rates being offered, the terms for approval, dealer participations or certain incentives offered from time to time in accordance with captive wholesale financing arrangements with the dealer's primary supplier of automobiles.

    When presented with a loan application, the Company attempts to notify the dealer within an hour or less whether it will approve, conditionally approve or deny the loan for purchase from the dealer. A loan purchase by the Company generally occurs simultaneously with the purchase by the buyer of the related automobile and the making of the loan to the buyer by the dealer. The buyer's purchase generally is not completed until the Company or another financing source approves a loan. If the application is approved by the Company and the buyer accepts the terms of the financing, the buyer enters into an installment contract or secured note with the dealer on a form prepared and provided to the dealer by the Company. At the bottom or reverse of the contract or note is an assignment of the loan to the Company which is signed by the dealer.

    UNDERWRITING. The Company purchases each loan in accordance with its established underwriting procedures. The Company's underwriting procedures include scoring the borrower's loan application in accordance with the Company's proprietary credit scoring system and comparing such credit scores to established underwriting criteria. For borrowers with credit scores falling outside predetermined criteria, the Company requires additional review and approval by supervisory personnel in order to determine whether to approve such loans. These procedures are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. The Company's underwriting procedures do not distinguish between new and used vehicles. The Company maintains a tiered pricing system, allowing it to price loans according to the borrower's credit characteristics. The Company markets its loan products to automobile dealers through its Premier and Classic programs. Premier borrowers generally have stronger credit characteristics than those of Classic borrowers.

    Each applicant for a loan is required to complete and sign an application which lists the applicant's assets, liabilities, income, credit and employment history and other personal information. Upon receipt of the completed loan application, the Company's administrative personnel order a credit bureau report on the applicant to document the applicant's credit history. The application and the credit bureau report are given to one of the Company's credit specialists for analysis under the Company's proprietary credit scoring system.

    The Company's credit scoring system evaluates the credit applicant with an emphasis on cash flow as a principal indicator of repayment capability and provides credit scores which are utilized by the Company as a basis to determine if the applicant initially falls within the parameters of the Company's underwriting criteria for a particular loan product. Assuming that the applicant qualifies, the Company will expand its credit review by preparing an analysis of the applicant's debt-to-income and payment-to-income ratios, and purchasing from a credit bureau an additional credit score which attempts to assess the likelihood of borrower bankruptcies. If the applicant meets the Company's underwriting standards, the Company generally will approve the application. For Classic borrowers (and, if certain scoring criteria are not satisfied, for Premier borrowers), this data is subject to further investigation. This investigation typically consists of direct telephone confirmations, when feasible, of the applicant's employment and may also include direct credit references from banks and financial institutions noted on the application.

    Once scoring and verifications have been completed, one of the Company's credit specialists reviews the application to ensure that it meets the requirements of the Company's internal system and also reviews the various banking and employment verifications obtained. The credit specialist also considers the amount to be financed in relation to the purchase price and market value of the automobile. If the vehicle is used, the Company determines market value based upon the Kelly Blue Book value or the National Automobile Dealers Association's ("NADA") Guide on Retail and Wholesale Values. Consistent with industry standards, this assessment does not include inspection of the automobile. The Company does not reject an applicant solely because of the age of the automobile.

    Objective credit scoring criteria provide the factual background for lending decisions, but such decisions frequently require the credit judgment of the Company's credit specialists. To the extent an applicant fails to meet one or more of the scoring benchmarks for the proposed loan, the Company requires higher levels of management scrutiny before such loans are approved. In 1996, a substantial majority of Classic loans and a substantial number of Premier loans purchased by the Company failed to meet at least one applicable scoring benchmark and required additional management review before approval of these loans.

    Upon completion of the credit analysis, the Company decides whether it will approve, conditionally approve or deny the loan application as submitted. Conditioning approval of the application involves amending the dealer's proposed terms of the loan to qualify the application according to Company procedures. Typical conditions include, but are not limited to, requiring a co-applicant, amending the length of the proposed term, requiring additional down payment, substantiating certain credit information, or requiring proof of resolution of certain credit deficiencies as noted on the applicant's credit history. Approved, declined or conditioned application decisions are promptly communicated to the dealer by phone or facsimile. Additionally, the applicant is informed by the Company of any credit denial or other adverse action by mail, in compliance with applicable statutory requirements.

    The Company regularly reviews the quality of the loans it purchases and conducts internal compliance reviews on a monthly basis.

    RESALE AND FINANCING OF REPOSSESSIONS. The Company channels a substantial majority of its repossession inventory through retail markets, primarily retail used car consignment lots. The Company believes that the greater recoveries available from the retail market justify the costs of maintaining higher levels of unsold repossession inventory and managing the retail program. In addition, the use of retail markets provides the Company with an opportunity to finance the repossessed vehicles with new buyers. During 1996, the Company sold approximately 70% of its repossession inventory through retail markets and the Company financed approximately 90% of these sales. At December 31, 1996, the Company had arrangements with 67 smaller consignment lots compared with ten large retail consignment lots at December 31, 1995. The Company also sells repossessed automobiles in the wholesale auction markets from time to time to maintain its repossession inventory at acceptable levels as determined by management.

    The Company applies the same underwriting methodology and procedures to the financing of repossessed automobiles as it applies to the purchase of other loan products, but it allows credit specialists and managers greater latitude in the financed repossession product to approve exceptions (with appropriate management authorization) to underwriting criteria as compared to other products in the Premier and Classic programs. The principal amount of retail repossession sales financed by the Company increased from $25.7 million (1.13% of the total servicing portfolio) at December 31, 1995 to $96.9 million (2.56% of the total servicing portfolio) at December 31, 1996. Principally as a result of an inventory reduction effort in the fourth quarter of 1995 and the first quarter of 1996, together with improper practices by certain of the initial consignment dealers (with which the Company has since terminated its business relationships), the delinquency, default and loss rates of the Company's portfolio of repossessed automobile loans have significantly exceeded the rates of the Company's other loan products, accounting for a disproportionate amount of the Company's overall delinquencies, defaults and losses in 1996. The Company has instituted more comprehensive controls over its financed repossession product for the purpose of reducing delinquency, default and loss rates to acceptable levels. Acceptable levels of delinquencies, defaults and losses in the repossession loan portfolio, as determined by management, may exceed levels typically experienced in the Company's other loan products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEALER PARTICIPATIONS. The Company remits to the dealer the amount financed pursuant to the terms of the loan and, consistent with industry practice, a dealer participation for selling such loan to the Company. The Company computes the dealer participation by calculating the amount of cash flow arising from the rate differential between the interest rate charged by the automobile dealer to the borrower and the rate offered by the Company to the dealer. The Company generally offers two alternative methods for payment of the dealer participation. Under the "shared participation" method, the dealer generally receives a percentage of the total participation at the time of sale in exchange for a shorter charge back period. During the charge-back period the Company is entitled to recover the upfront percentage received by the dealer in the event of a prepayment or default during the first 90 to 180 days. Under an alternative method, the Company pays the full participation to the dealer less approximately 1% of the outstanding loan balance which is held in reserve to allow for future charges to the dealer in the event of early prepayment or default. Under the alternative method, the Company is entitled to recover from the dealer the unearned portion of the dealer participation in the event of a prepayment or default in excess of the amount withheld at any point prior to contractual maturity and the entire reserve amount if the loan defaults within its first 12 months. A substantial majority of the Company's dealers elect the "shared participation" method.

MARKETS AND EXPANSION

    The following table illustrates the loan purchasing volume and percentage of total loan purchases by regional buying center during the three years ended December 31, 1996:

(Dollars in thousands)
REGIONAL BUYING CENTER                             1994                       1995                       1996
---------------------------------------  ------------------------   ------------------------   ------------------------
Minnesota..............................  $     61,135        8.23%  $    117,253        5.71%  $    160,376        5.83%
Colorado...............................        77,982       10.49        145,552        7.09        161,880        5.89
North Texas............................       109,624       14.75        260,775       12.71        299,673       10.90
Washington.............................        75,218       10.12        176,241        8.59        198,580        7.22
Arizona................................        71,936        9.68        124,921        6.09        204,717        7.44
Florida................................        79,598       10.71        123,308        6.01        144,042        5.24
Georgia................................        95,123       12.80        143,289        6.98        189,346        6.88
South Texas (1)........................        98,699       13.28        335,317       16.34        278,457       10.12
Northern California....................        23,822        3.21        149,291        7.27        192,794        7.01
Missouri...............................        33,267        4.48        172,569        8.41        173,381        6.30
Massachusetts..........................        12,359        1.66        108,090        5.27        131,794        4.79
Tennessee..............................         4,493        0.59         99,951        4.87        141,491        5.15
Ohio...................................            --          --          9,844        0.48         57,267        2.08
North Carolina.........................            --          --         85,978        4.18        202,255        7.35
Southern California....................            --          --             34          --         57,858        2.10
New York...............................            --          --             --          --         44,516        1.62
West Texas (1).........................            --          --             --          --        112,126        4.08
                                         ------------   ---------   ------------   ---------   ------------   ---------
    Totals.............................  $    743,256      100.00%  $  2,052,413      100.00%  $  2,750,553      100.00%
                                         ------------   ---------   ------------   ---------   ------------   ---------
                                         ------------   ---------   ------------   ---------   ------------   ---------

------------------------

(1) Prior to July 1996, the West Texas region was included in the South Texas region.

    The Company regularly evaluates its "hub and spoke" strategy and from time to time has expanded into new markets through the establishment of additional regional buying centers and "spoke" operations. The Company's expansion program is directed by personnel with backgrounds in credit administration, finance and operations, information systems, facilities development, sales and marketing and human resources. In considering potential markets for expansion, the Company reviews such factors as population, income per capita, retail sales per capita, city work force, number of households, average annual income, automobile registrations, driver licenses issued and number of dealerships in the state and standard metropolitan statistical areas and the competitive environment for automobile financing. The Company also considers other general expansion criteria, including but not limited to, recruiting and staffing, training, compensation and benefits, policies and procedures, demographics, and legal and licensing requirements. The Company also reviews the performance of existing buying centers to evaluate their continuing contribution to the Company's strategy.

FINANCING

    WAREHOUSE FACILITIES. The Company uses warehouse facilities to finance its purchase of loans on a short-term basis pending securitization. At December 31, 1996, the Company had an aggregate borrowing capacity of $800.0 million under three primary warehouse facilities, of which $688.9 million was available. The Company may borrow, on a revolving basis, up to $170.0 million pursuant to a credit agreement (the "Credit Agreement") with a syndicate of banking institutions (the "Banks") led by Bank of America National Trust and Savings Association (the "Agent"). In addition, the Company, through a wholly-owned special purpose subsidiary, Olympic Receivables Finance Corp. ("ORFC"), has a $300.0 million receivables warehouse facility (the "BofA Facility") with Receivables Capital Corporation ("RCC"), a commercial paper conduit sponsored by Bank of America. At December 31, 1996, the Company, through another wholly-owned special purpose subsidiary, Olympic Receivables Finance Corp. II ("ORFC II"), had a $330.0 million receivables warehouse facility (the "J.P. Morgan Facility" and, together with the Credit Agreement and the BofA Facility, the "Warehouse Facilities") with Delaware Funding Corporation ("DFC"), a commercial paper conduit sponsored by J.P. Morgan.

    Amounts outstanding under the Credit Agreement are secured by the automobile loans pledged to the Agent as collateral for borrowings under the Credit Agreement. Under the Credit Agreement, the Company may borrow 95% of the outstanding principal amount of eligible automobile loans pledged to secure the indebtedness. The Company pays a commitment fee to the Banks on the unused portion of the facility and pays an annual agent's fee to the Agent. The notes issued to the Banks in respect of borrowings under the Credit Agreement bear interest at rates determined by reference to the reserve-adjusted interbank offered rates or the base rate of Bank of America Illinois in effect from time to time, depending upon the type of advance the Company elects under the Credit Agreement. The Company's notes issued under the Credit Agreement mature no later than July 10, 1997. Under the Credit Agreement, the Company is subject to certain financial and other covenants customary in such financings, including a minimum capital base requirement and loss ratio and delinquency ratio requirements for the automobile loans serviced by the Company.

    In connection with the BofA Facility, the Company, through ORFC, sells loans to another wholly-owned special purpose subsidiary, Arcadia Receivables Conduit Corp. ("ARCC"), and ARCC purchases the loans from ORFC and agrees to transfer the loans back to ORFC on ORFC's demand (at the time, and for the purpose, of securitization). ORFC is also obligated to repurchase loans from ARCC on or before the date which is twelve months following their conveyance to ARCC and upon the occurrence of a default or certain other events. The BofA Facility provides for the purchase of loans for an aggregate purchase price outstanding at any time not to exceed $300.0 million. ARCC finances its purchase of loans from ORFC by issuing asset-backed notes (the "ARCC Notes"). FSA provides credit enhancement with respect to the BofA Facility in the form of a financial guaranty insurance policy guaranteeing certain payments on the ARCC Notes. The BofA Facility will continue until the earlier of December 2, 1999 or the occurrence of certain events, subject to early termination as described below. The purchase price payable to ORFC by ARCC is 98% of the principal balance of each loan except in the case of loans used to finance the purchase of vehicles previously repossessed by the Company, in which the case the purchase price is 85% of the principal balance of the loan. Proceeds of the loans, the loan purchase price payable to ORFC and the repurchase price payable by ORFC are deposited in a collection account. The collection account is pledged to secure payment of the ARCC Notes. Any excess in the collection account over certain amounts required to be retained in the account is released to a spread account. The spread account is cross-collateralized with the spread accounts established in connection with the Company's securitization trusts. If no default exists with respect to the BofA Facility, all amounts deposited into the spread account in excess of 1% of the outstanding balance of loans in the BofA Facility are released to ORFC.

    RCC's purchase of the ARCC Notes and concurrent issuance of commercial paper is supported by a liquidity facility provided by financial institutions (the "BofA liquidity banks"). This liquidity facility is a revolving obligation that must be renewed annually. Failure by the BofA liquidity banks to renew this liquidity facility would lead to an early termination of the BofA Facility. The BofA Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties, covenants and portfolio performance triggers designed to protect RCC, FSA and the BofA liquidity banks from various risks relating to the pool of automobile loans supporting the BofA Facility.

    The Company pays a usage fee to FSA, and usage and non-usage fees to Bank of America, in connection with the BofA Facility. The ARCC Notes bear an interest rate equal to the rate at which funds are obtained by RCC from time to time in the commercial paper market plus a margin. In the event the

ARCC Notes are funded by the BofA liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Under the JP Morgan Facility, the Company, through ORFC II, may from time to time warehouse automobile loans by selling them to an owner trust (the "Owner Trust"). The Company may obtain up to 99.9% of the principal balance of the receivables sold to the Owner Trust, but must deposit 4% of such principal balance (subject to increase upon the occurrence of certain events) into a spread account. The Owner Trust simultaneously issues a Variable Funding Note ("VFN") to DFC, representing 91% of the outstanding principal balance of the receivables, and issues investor certificates (the "Investor Certificates") to institutional investors, representing 8.9% of the outstanding principal balance of the receivables. The purchase of the VFN is funded through the issuance of commercial paper by DFC. The JP Morgan Facility will continue until the earlier of December 19, 1997 or the occurrence of certain events, subject to early termination as described below. At the time the Company accesses the public asset-backed securitization market, the Company's securitization subsidiary (currently ORFC) purchases the loans using the proceeds from the securitization and the VFN and the Investor Certificates are redeemed by the Owner Trust. The Company may use the JP Morgan Facility as a source of permanent funding for a designated pool of automobile loans, but the pricing on the facility would be increased under those circumstances.

    DFC's purchase of the VFNs and concurrent issuance of commercial paper is supported by a liquidity facility provided by financial institutions (the "JP Morgan liquidity banks"). The liquidity facility is a revolving obligation that must be renewed annually. In addition, the JP Morgan liquidity banks or the institutional investors that have committed to purchase the Investor Certificates may terminate the JP Morgan Facility, effective as of June 30, 1997, upon prior written notice to the Company. In addition to credit enhancement through the subordination of the Investor Certificates, the spread account and the liquidity facility, the JP Morgan Facility includes eligibility criteria for loans warehoused, normal and customary representations and warranties, covenants, and portfolio triggers designed to protect DFC, the liquidity providers, and the private investors purchasing the Investor Certificates from various risks relating to the automobile loans supporting the warehouse facility. In addition, the JP Morgan Facility contains a capital base covenant with respect to the Company, which is identical to the covenant in the Credit Agreement.

    The Company pays a commitment fee on the daily unused portion of the JP Morgan Facility. The VFNs bear an interest rate equal to the rate at which funds are obtained by DFC from time to time in the commercial paper market plus a margin. The Investor Certificates require a higher market rate. In the event the VFN is purchased by the JP Morgan liquidity banks, the rate of interest will be the applicable adjusted Eurodollar rate or base rate (as defined) plus a margin, if applicable.

    SECURITIZATION OF LOANS. The Company pursues a strategy of securitizing loans through the sale of asset-backed securities on a quarterly or more frequent basis, based on the availability of loans, profitability and other relevant factors. Securitization is used as a cost-competitive source of capital compared to traditional corporate debt financing alternatives. The Company utilizes the net proceeds from securitizations to purchase additional automobile loans and to pay down outstanding warehouse facilities, thereby making such short-term sources available for future loan purchases.

    In its securitizations, the Company (through its special purpose subsidiary, ORFC) transfers automobile loans to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors. To ensure that the securitization trust is not itself a taxable entity, the Company typically retains 1% of the subordinated class of securities through wholly-owned subsidiaries of the Company. Such investments, included in other assets in the Company's Consolidated Financial Statements, totaled $4.3 million at December 31, 1996 compared with $2.8 million at December 31, 1995. Each month, collections of principal and interest on the automobile loans are used by the trustee to pay the holders of the related asset-backed securities, to fund spread accounts as a source of cash to cover shortfalls in collections, if any, and to pay expenses. The Company continues to act as the servicer of the automobile loans held by the trust in return for a monthly fee.

    To improve the level of profitability from the sale of securitized loans, the Company uses credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for the Company's securitizations has generally taken the form of subordinated tranches of asset-backed securities and financial guaranty insurance policies issued by FSA. FSA insures payments of principal and interest due on the asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc. The Company has limited reimbursement obligations to FSA related only to violations of representations and warranties and not credit performance. However, spread accounts established in connection with the securitizations provide a source of cash to cover shortfalls in collections (as described below) and to reimburse FSA for claims made under the policies issued with respect to the Company's securitizations.

    The Company's agreements with FSA provide that the Company must maintain specified levels of excess cash in a spread account for each insured securitization trust during the life of the trust. The spread account for any securitization trust is generally funded with the interest collected on the loans that exceeds the sum of the interest payable to holders of asset-backed securities and certain other amounts. In certain securitization trusts, the spread account is also funded in part through initial deposits by the Company. Funds may be withdrawn from the spread account to cover any shortfalls in amounts payable on insured asset-backed securities or to reimburse FSA for draws or advances under its financial guaranty insurance policy. In addition, under cross-collateralization arrangements with FSA, the funds on deposit in the spread account for any one securitization may be used to cover shortfalls in amounts payable or to reimburse FSA in connection with other FSA-insured securitizations. ORFC is entitled to receive excess cash monthly from securitization trusts to the extent that, after payments to holders of asset-backed securities, the amounts deposited in spread accounts exceed predetermined required minimum levels. The spread accounts cannot be accessed by the Company or ORFC without the consent of FSA until such levels have been reached.

    Each month, excess cash from each securitization trust is used to fund the Company's spread account obligations related to that securitization trust and to replenish any spread account deficiencies under other securitization trusts before distribution of any remaining excess cash flow from that securitization to ORFC. The spread account for each securitization is cross-collateralized to the spread accounts established in connection with the Company's other securitization trusts and the BofA Facility such that excess cash flow from a performing securitization trust may be used to support negative cash flow from, or to replenish a deficient spread account in connection with, a nonperforming securitization trust, thereby further restricting excess cash flow available to ORFC. If excess cash flow from all insured securitization trusts in any month is not sufficient to fund current spread account obligations or replenish any prior deficiencies in all such spread accounts, no cash flow would be available to ORFC for that month. Otherwise, excess cash flow from the securitization trusts is distributed to ORFC and is available for dividends to the Company by ORFC.

    Each insured securitization trust has certain portfolio performance tests relating to the following: (i) the average delinquency ratio; (ii) the cumulative default rate; and (iii) the cumulative net loss rate. In each case, these portfolio performance tests will be triggered if the above ratios equal or exceed an agreed-upon percentage of the principal balance of loans included in the securitization trust related to such series for a given time period. For the cumulative default rate and the cumulative net loss rate, the ratios applicable to the securitization trusts reflect the relationship between loan delinquencies and repossession rates at various stages of a loan repayment term, including the fact that the probability of a loan becoming delinquent or going into default is highest during the six- to fourteen-month period from the date of origination of the loan. If any of these levels are exceeded, the amount required to be retained in the related spread account, and not passed through to ORFC, may be increased. There can be no assurance that such levels will not be exceeded in the future or that, if exceeded, waivers will be available from FSA permitting such payments to ORFC. In addition, certain adverse events with respect to the Company (including insolvency and default on certain long-term obligations) or more adverse portfolio performance with respect to the tests described above, would cause the Company to be in default under its insurance agreement with FSA and distributions of cash flow to ORFC from the related securitization trust may be suspended until the asset-backed securities have been paid in full or redeemed. There can be no assurance that such thresholds will not be exceeded in the future or that, if exceeded, waivers will be available from FSA permitting such payments to ORFC. FSA also has a collateral security interest in the stock of ORFC. If FSA were to foreclose on such security interest following an event of default under an insurance agreement with respect to a securitization trust, FSA could preclude payment of dividends by ORFC to the Company, thereby eliminating the Company's right to receive distributions of excess cash flow from all the FSA-insured securitization trusts.

SERVICING

    Under the terms of its warehouse facilities and securitizations, the Company acts as servicer with respect to the automobile loans warehoused or securitized. The Company receives servicing fees for servicing securitized loans and loans held under certain warehouse facilities equal to one percent per annum of the outstanding principal balance of the loans. The Company services the loans by collecting payments due from the obligors and remitting these payments to the trusts or warehouse facility in accordance with the terms of servicing agreements for pass through to holders of asset-backed securities and holders of warehouse debt. The Company maintains computerized records with respect to each loan to record all receipts and disbursements. The Company is permitted to perform servicing activities through subcontractors, but has not delegated servicing activities, except for the repossession of automobiles. Delegation of duties does not relieve the Company of its responsibility to the trusts with respect to those duties.

    The following table represents the amount of the Company's servicing portfolio and the percentage of the total servicing portfolio by state.

                                                           AT DECEMBER 31,
                            ------------------------------------------------------------------------------
(Dollars in thousands)                1994                       1995                       1996
                            ------------------------   ------------------------   ------------------------
Arizona...................  $     74,125       8.86%   $    127,292       5.61%   $    201,965       5.33%
California................        16,162       1.93          99,278       4.38         226,381       5.97
Colorado..................        90,805      10.85         132,570       5.85         156,637       4.13
Connecticut...............           190       0.02          29,769       1.31          50,090       1.32
Florida...................        73,482       8.78         146,629       6.47         213,209       5.62
Georgia...................        73,555       8.79         161,260       7.12         269,600       7.11
Illinois..................         2,149       0.26          20,741       0.91          45,209       1.19
Kentucky..................           343       0.04           7,287       0.32          38,585       1.02
Massachusetts.............        11,668       1.39          63,752       2.81         103,221       2.72
Minnesota.................        93,752      11.20         105,386       4.65         107,971       2.85
Missouri..................        26,780       3.20         124,541       5.49         186,624       4.92
Nevada....................         8,270       0.99          52,683       2.32         102,734       2.71
New Mexico................         5,410       0.65          27,760       1.22          65,641       1.73
New York..................           532       0.06           1,970       0.09          44,806       1.18
North Carolina............         4,321       0.52          34,035       1.50         101,957       2.69
Oklahoma..................        10,334       1.23          88,334       3.90         173,531       4.58
Oregon....................         8,821       1.05          61,971       2.73         106,208       2.80
South Carolina............        10,075       1.20          54,282       2.39         118,738       3.13
Tennessee.................         4,964       0.59          81,380       3.59         160,930       4.24
Texas.....................       228,223      27.26         564,606      24.91         826,749      21.80
Washington................        68,098       8.14         128,859       5.68         163,707       4.32
Wisconsin.................         4,226       0.50          26,497       1.17          57,035       1.50
All Other States..........        20,810       2.49         126,225       5.58         270,329       7.14
                            ------------   ---------   ------------   ---------   ------------   ---------
    Total.................  $    837,095     100.00%   $  2,267,107     100.00%   $  3,791,857     100.00%
                            ------------   ---------   ------------   ---------   ------------   ---------
                            ------------   ---------   ------------   ---------   ------------   ---------

    DELINQUENCY, COLLECTION AND REPOSSESSION ACTIVITIES. As servicer, the Company is responsible for monitoring collections, collecting delinquent accounts and, when necessary, repossessing and selling automobiles. Delinquency rates for all loans purchased by each loan buyer are monitored, and loan buyers are incentivized to maintain loan quality. In response to the rapid growth of its servicing portfolio, continued expansion of its Classic program (which generally requires greater collection efforts than its Premier program), and increases in delinquencies and default rates on its servicing portfolio, the Company substantially increased its servicing and collection staff and, in October 1996, implemented a strategy to regionalize its servicing and collection activities into four new locations: Charlotte, North Carolina; Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota. At December 31, 1996, the Company employed 510 service representatives and collection associates who are responsible for various aspects of the collection and repossession procedures, compared with 188 and 38 at December 31, 1995 and 1994, respectively. The Company also substantially expanded the capacity of its highly automated telephone dialing systems (the "autodialer") in connection with its establishment of four regional servicing and collection centers. In addition, the Company uses a computerized collection system to aid its service and collection associates. The Company regularly evaluates its servicing staffing needs based on anticipated growth in its servicing portfolio and estimated delinquency and repossession rates.

    The Company generally utilizes the autodialer initially to contact delinquent obligors. Based on parameters established by the Company for each of its loan programs, the autodialer will phone the obligor within five to ten days after a past due date. Once the call is answered, the autodialer will immediately transfer the call to an available customer service representative located in one of the Company's four regional service and collection centers and will automatically display the obligor's loan information on the representative's computer screen. The autodialer will continue to follow up with obligors at various times throughout the first 24 days after a past due date (typically every third day) if previous efforts do not result in the account deficiency being cured. In addition to telephone inquiries, the Company's computerized collection system generates past due notices which are mailed to the obligor at various intervals during the first 30 days after a past due date. The first such correspondence is generally sent approximately 13 days after a past due date.

    If the collection effort during the first 20 days after a past due date does not result in a satisfactory resolution of the delinquent account, then the account is forwarded to collection specialists. These collection specialists will typically send a final demand letter to the delinquent obligor allowing the obligor a specified number of days to bring the account current. During this period, the collection specialist generally will make a recommendation as to whether the automobile should be repossessed or other action, such as a contract extension, should be taken. The Company, like other consumer finance companies, grants extensions in the ordinary course of business, following a re-evaluation of the obligor's creditworthiness and approval by a collection department manager. The terms of the Company's securitization trusts restrict the number of contract extensions that the Company may grant. When an extension is granted, the maturity of the loan is extended for one month and the interest for the delinquent period is added to the loan balance. Contract extensions are more frequently granted with respect to Classic and financed repossession loans than with respect to Premier loans, and are seasonally highest during the Christmas holiday period. Under special circumstances, the Company, like other consumer finance companies, may agree to contract modifications, such as lengthening the term to maturity or adjusting interest rates, subject to limitations set forth in securitization trusts and agreements with FSA.

    The Company uses independent contractors to perform repossessions. Once an automobile is repossessed, a letter is sent giving the obligor a specified number of days to pay the entire loan balance in order to recover the automobile. At the expiration of this time period, the Company will prepare the automobile for sale and determine the method of sale. The Company has historically sold repossessed automobiles through wholesale auto auctions and retail consignment lots. Beginning in 1995, the Company has primarily utilized retail consignment lots to sell its repossessed inventory. Under this method the Company retains control of repossessed automobiles on behalf of the relevant securitization trust until resold through independent dealers. The Company has a remarketing department responsible for the management of its repossession inventory, which decides whether to sell each vehicle repossessed in the retail or wholesale market, manages reconditioning and repairs when necessary, tracks vehicles until sold and selects and monitors the retail consignment lots used by the Company. At December 31, 1996, the Company had arrangements with 67 smaller retail consignment lots compared to 10 large retail consignment lots at December 31, 1995.

PROPRIETARY INFORMATION

    The Company has developed a credit scoring system for evaluating loan applications submitted by dealers. The credit scoring system ranks the credit quality of the applicant. The system is intended by the Company to act as a predictor of loan repayment probability or loan defaults and serves as the basis for the Company's underwriting procedures. Although asset-based lenders utilize a variety of scoring and credit evaluation systems, the Company considers its credit scoring system to be proprietary and attempts to maintain the system as a trade secret.

COMPETITION

    Competition in the field of financing retail automobile sales is intense. Competitors include banks, savings and loans, small loan companies, credit unions, a variety of local, regional and national consumer financing institutions and captive finance companies of automobile manufacturers, such as Ford Motor

Credit Company, Chrysler Credit Corp. and General Motors Acceptance Corporation. Many of these competitors have substantially greater capital resources than the Company and a number offer other forms of financing to automobile dealers, including, but not limited to, vehicle floor plan financing and leasing. Captive automobile finance companies also, from time to time, have national promotions offering below-market interest rates on select vehicles to automobile purchasers. The Company believes it competes on the basis of providing a high level of service, offering flexible loan terms which meet dealers' needs and maintaining good relationships with its dealers. From time to time, competing finance companies may offer to refinance borrowers' loans originally purchased by the Company. As a result of such an offer, a borrower may refinance and prepay an existing loan, or the Company may agree to amend the terms of the borrower's loan.

REGULATION

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. At December 31, 1996 the Company's business operations were conducted in 39 states, the laws and regulations of which govern the Company's operations conducted therein. The Company is required to be, and is, licensed as a sales finance company in 27 states. The Company is required to be, and is, licensed under the Ohio Mortgage Loan Act. To the extent the Company expands its operations into additional states, it will be required to comply with the laws of those states.

    CONSUMER PROTECTION LAWS. Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in consumer finance. The Federal Trade Commission ("FTC") has adopted the so-called "holder-in-due-course" rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. The FTC's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles. The "Credit Practices Rule" of the FTC imposes additional restrictions on loan provisions and credit practices.

    A majority of states in which the Company operates have adopted motor vehicle retail installment sales acts or variations thereof. These laws regulate, among other things, the interest rate and terms and conditions of motor vehicle retail installment loans. These laws also impose restrictions on consumer transactions, and some require loan disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply. In addition, the laws of certain states grant to the purchasers of vehicles certain rights of rescission under so-called "lemon laws". Under such statutes, purchasers of motor vehicles may be able to seek recoveries from, or assert defenses against, the Company. A number of states impose interest rate limitations under applicable usury laws and regulate the Company's ability to collect late fees and other charges.

    SECURED PARTY RIGHTS AND OBLIGATIONS. In the event of default by an obligor, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"), except where specifically limited by other state laws. The remedies of a secured party under the UCC include the right of repossession by self-help means, unless such means would constitute a breach of the peace. In the event of default by the obligor, some jurisdictions require that the obligor be notified of the default and be given a period of time in which to cure the default prior to repossession. In addition, courts have applied general equitable principles to secured parties pursuing repossession or litigation involving deficiency balances. The obligor also has the right to redeem the collateral prior to actual sale.

    The proceeds from resale of financed vehicles generally will be applied first to the expenses of repossession and resale and then to the satisfaction of the automobile loans. A deficiency judgment can be sought in most states subject to satisfaction of statutory procedural requirements by the secured party and certain limitations as to the initial sale price of the motor vehicle. Certain state laws require the secured party to remit the surplus to any holder of a lien with respect to the vehicle, or, if no such lienholder exists, the UCC requires the secured party to remit the surplus to the former owner of the financed vehicle.

    In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including Federal bankruptcy laws and related state laws, may interfere with or affect the ability of the Company to realize upon collateral or enforce a deficiency judgment. The repossession process and the costs thereof generally result in losses on the underlying automobile loans, and such losses generally reduce the amounts available for distribution from the related spread accounts of securitized loan pools.

SERVICE MARKS; THE NAME "OLYMPIC"

    Federal law grants to the United States Olympic Committee ("USOC") the exclusive right to use the word "Olympic" and certain variations thereof. In September 1996, the USOC notified the Company that it must cease using Olympic in the Company's name by June 1, 1997. In compliance with such notice, the Company intends to change its name to, will begin operating under the name of, Arcadia Financial Ltd. The Company currently uses the trade name "Arcadia Financial" for its operations in 21 states. The Company has registered its "Arcadia Financial Ltd." service mark with the United States Patent and Trademark Office.

EMPLOYEES

    The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal cross-over of duties. As of December 31, 1996, the Company had 1,193 full-time employees and 37 part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

    On August 26, 1996, Jeffrey C. Mack resigned as President, Chief Executive Officer and director of the Company. Warren Kantor, a director of the Company, was appointed to the position of Chairman of the Executive Committee of the Board of Directors and served as acting chief executive officer. Following an executive search, on January 6, 1997 the Company entered into an employment agreement with Richard A. Greenawalt to serve as Chief Executive Officer of the Company. Mr. Greenawalt had served as President and Chief Operating Officer of Advanta Corporation ("Advanta"), a consumer finance firm, since 1987. On December 18, 1996, Warren Kantor was elected Chairman of the Board. On January 27, 1997, Mr. Greenawalt was elected President of the Company and was appointed as a director by the Board of Directors.

    Set forth below are the names, ages and positions of the executive officers of the Company.

           NAME                 AGE                                 POSITION
--------------------------      ---      --------------------------------------------------------------
Warren Kantor                       55   Chairman of the Board

Richard A. Greenawalt           53       Director, President and Chief Executive Officer

Scott H. Anderson                   39   Director, Vice Chairman and Chief Credit Officer

John A. Witham                      45   Executive Vice President, Chief Financial Officer

A. Mark Berlin, Jr.                 40   Director and Executive Vice President, Strategic Development

Robert A. Barbee, Jr.               38   Executive Vice President, Sales and Marketing

James D. Atkinson III               48   Senior Vice President, Corporate Counsel and Secretary

    WARREN KANTOR, was appointed Chairman of the Board of Directors in December 1996 and has served as a Director of the Company since December 1994. From August 1996 until January 1997, Mr. Kantor served as the Chairman of the Executive Committee of the Company's Board of Directors and as the Company's acting chief executive officer. Mr. Kantor is the Chief Executive Officer of Society Hill Capital Corporation, a money management company of which he is the sole owner. Mr. Kantor was a director of Advanta from April 1986 through December 1996 and served as Advanta's Vice Chairman from November 1993 through September 1994 and as Executive Vice President and Chief Financial Officer from April 1986 through November 1993. Prior to his employment with Advanta, Mr. Kantor was employed by Arthur Andersen & Co., in charge of the Financial Services Division of its Philadelphia office.

    RICHARD A. GREENAWALT was appointed a Director and elected President and Chief Executive Officer of the Company on January 27, 1997 and commenced employment with the Company on January 29, 1997. Prior to joining the Company Mr. Greenawalt served as President, Chief Operating Officer, and a Director of Advanta from November 1987. Prior to joining Advanta, Mr. Greenawalt served as President of Transamerica Financial Corp. from May 1986.

    SCOTT H. ANDERSON was appointed Vice Chairman in December 1995. Mr. Anderson had previously functioned as Executive Vice President and has been the Company's Chief Credit Officer since April 1991. From 1987 until joining the Company, he served as Vice President, Division Manager of Loan Administration for Marquette Bank Minneapolis, N.A. Prior thereto he served as a Regional Vice President for First Bank System, Inc. He has held both direct lending positions and lending supervision positions for over 15 years.

    JOHN A. WITHAM was appointed Executive Vice President in December 1995 and has served as Chief Financial Officer of the Company since February 1994. From January 1985 to January 1994, Mr. Witham held various management positions with subsidiaries of PHH Corporation, a diversified financial services company, including Senior Vice President, Finance of PHH Relocation and Real Estate from August 1992 to January 1994, Senior Vice President, Finance of PHH Europe PLC, in Swindon, England from August 1989 to August 1992 and Senior Vice President, Finance of PHH FleetAmerica from January 1985 to August 1989.

    A. MARK BERLIN, JR. became a Director of the Company in January 1992 and was employed by the Company as its Senior Vice President, Strategic Development in December 1994. In December 1995, Mr. Berlin was appointed Executive Vice President, Strategic Development. Mr. Berlin was employed by the investment banking firm of Wessels, Arnold & Henderson LLC from March 1993 through December 1994. From June 1991 to March 1993, Mr. Berlin was a Senior Vice President of Kidder, Peabody & Co. Incorporated. From 1980 until June 1991, Mr. Berlin was employed by Merrill Lynch & Co., most recently as a Director in Investment Banking.

    ROBERT A. BARBEE, JR. was employed by the Company as Senior Vice President, Sales and Marketing in September 1994. In December 1995, Mr. Barbee was appointed Executive Vice President, Sales and Marketing. From June 1983 to September 1994, he was employed as a Regional Vice President for Pat Ryan & Associates, a provider of specialty insurance products.

    JAMES D. ATKINSON III was appointed Senior Vice President, Corporate Counsel in December 1995 and Secretary of the Company in January 1995. Mr. Atkinson had previously served as Vice President, corporate counsel since September 1994 and as outside corporate counsel since 1990. Prior to joining the Company, Mr. Atkinson practiced law for sixteen years, specializing in corporate legal issues and compliance.

    All executive officers of the Company hold office until they are removed or their successors are elected and qualify.

ITEM 2. PROPERTIES

    The Company's executive offices are located at Olympic Financial Place, 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435. These facilities consist of 52,000 square feet of leased space pursuant to a lease expiring in 2002. Additionally, the Company leases a 21,000 square foot operations facility in Eden Prairie, Minnesota (a suburb of Minneapolis) which is utilized for customer service and loan document processing. The Company also leases offices for its regional buying centers in Atlanta, Boston, Buffalo, Charlotte, Cincinnati, Dallas, Denver, Houston, Minneapolis, Nashville, New York, Orlando, Phoenix, Sacramento, San Antonio, San Diego, Seattle and St. Louis. The size of these offices range from 5,000 square feet to 13,000 square feet. Regional buying center leases are generally for a term of five to seven years. Furthermore, the Company leases offices for its Regional Service and Collection Centers in Charlotte, Dallas, Denver, and Minneapolis. The size of these centers range from 15,000 to 37,000 square feet and have lease terms ranging from 5 to 10 years. See Note 9 of Notes to Consolidated Financial Statements for a description of the Company's rental obligations under these leases.

ITEM 3. LEGAL PROCEEDINGS

    The Company is party to litigation in the ordinary course of business, generally involving actions against borrowers to collect amounts on loans or recover vehicles. The Company does not expect any pending proceedings to have a material adverse effect on the Company or its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1996.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "OLM." The following table provides quarterly high and low sales prices for the Company's Common Stock for the two years ended December 31, 1996. The Company's Common Stock began trading on the New York Stock Exchange on March 27, 1996. The Company's Common Stock had been traded on the Nasdaq National Market since January 30, 1992.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1995
    First quarter.......................................................  $    9.38  $    5.88
    Second quarter......................................................      17.63       8.88
    Third quarter.......................................................      27.50      14.00
    Fourth quarter......................................................      30.63      14.25

1996
    First quarter.......................................................      19.63      12.50
    Second quarter......................................................      26.25      18.25
    Third quarter.......................................................      26.63      15.38
    Fourth quarter......................................................      25.00      13.13

    The Company has not paid dividends on its Common Stock and may not (except under limited circumstances with the consent of certain of its lenders) pay any dividend or make any other distribution on its Common Stock, nor may the Company redeem or purchase any of its Common Stock. In addition, the current policy of the Company's Board of Directors is to retain earnings to provide for the Company's growth. Consequently, no cash dividends are expected to be paid on the Company's Common Stock in the foreseeable future. The terms of each of the Company's Warehouse Facilities and 13% Senior Notes due 2000 (the "Senior Term Notes") prohibit the making of certain payments with respect to the Common Stock, including cash dividends on the Common Stock, unless certain financial tests are met. Under the most restrictive of these restrictive covenants, no amounts were available for cash dividends on the Common Stock as of December 31, 1996. Additional indebtedness incurred by the Company in the future may include similar restrictions.

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock on November 22, 1996 to shareholders of record as of such date. All shares of Common Stock issued thereafter will be issued together with one Right per share.

    At January 14, 1997, the Company had 927 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data and other operating information of the Company. The following selected consolidated information, except for selected cash flow data, for each of the five years in the period ended December 31, 1996, is derived from the consolidated financial statements of the Company. The selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
(Dollars in thousands except per share amounts)          1992        1993         1994         1995         1996
                                                       ---------  -----------  -----------  -----------  -----------
STATEMENT OF INCOME DATA:
  Net interest margin................................  $     752  $     2,525  $     9,828  $    31,192  $    62,963
  Gain on sale of loans..............................      2,698        7,650       13,579       62,182      115,773
  Servicing fee income...............................        408        1,685        4,502       13,987       28,284
  Other non-interest income..........................         --           24          879        1,371        6,475
                                                       ---------  -----------  -----------  -----------  -----------
      Total revenues.................................      3,858       11,884       28,788      108,732      213,495
  Operating expenses.................................      4,390        8,691       17,342       42,727       92,298
  Long term debt and other interest expense..........        810        1,798        5,416       17,170       25,193
                                                       ---------  -----------  -----------  -----------  -----------
      Total expenses.................................      5,200       10,489       22,758       59,897      117,491
                                                       ---------  -----------  -----------  -----------  -----------
  Operating income (loss) before income taxes and
    extraordinary item...............................     (1,342)       1,395        6,030       48,835       96,004
  Provision for income taxes.........................         --           --        1,845       19,518       35,688
                                                       ---------  -----------  -----------  -----------  -----------
  Net income (loss) before extraordinary items.......     (1,342)       1,395        4,185       29,317       60,316
  Extraordinary items (1)............................       (458)          --           --       (3,856)          --
                                                       ---------  -----------  -----------  -----------  -----------
  Net income (loss)..................................  $  (1,800) $     1,395  $     4,185  $    25,461  $    60,316
                                                       ---------  -----------  -----------  -----------  -----------
                                                       ---------  -----------  -----------  -----------  -----------

PRIMARY EARNINGS PER SHARE:
  Net income (loss) per common share before
    extraordinary items..............................  $   (0.24) $      0.11  $      0.17  $      1.35  $      1.79
  Extraordinary items per common share (1)...........      (0.08)          --           --        (0.19)          --
                                                       ---------  -----------  -----------  -----------  -----------
  Net income (loss) per common share.................  $   (0.32) $      0.11  $      0.17  $      1.16  $      1.79
                                                       ---------  -----------  -----------  -----------  -----------
                                                       ---------  -----------  -----------  -----------  -----------

FULLY DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary
    items............................................  $   (0.24) $      0.11  $      0.17  $      1.11  $      1.65
  Extraordinary items per share (1)..................      (0.08)          --           --        (0.15)          --
                                                       ---------  -----------  -----------  -----------  -----------
  Net income (loss) per share........................  $   (0.32) $      0.11  $      0.17  $      0.96  $      1.65
                                                       ---------  -----------  -----------  -----------  -----------
                                                       ---------  -----------  -----------  -----------  -----------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
  Primary............................................  5,668,272   10,996,536   10,818,908   20,029,769   33,065,473
  Fully diluted......................................  5,668,272   11,186,033   16,683,380   26,455,876   36,449,995

FINANCIAL RATIOS AND OTHER DATA:
  Ratio of earnings to fixed charges (2).............         --        1.72x        2.06x        3.75x        4.64x
  Deficiency in earnings to fixed charges............  $   1,342           --           --           --           --

SELECTED CASH FLOW DATA:
  Total cash used in operating activities............  $ (17,991) $   (51,056) $   (78,774) $  (135,659) $  (253,127)
  Total cash used in investing activities............     (1,104)        (455)        (917)      (2,588)      (6,157)
  Total cash provided by financing activities........     41,372       31,040       93,572      122,970      274,001
                                                       ---------  -----------  -----------  -----------  -----------
  Net increase (decrease) in cash....................  $  22,277  $   (20,471) $    13,881  $   (15,277) $    14,717
                                                       ---------  -----------  -----------  -----------  -----------
                                                       ---------  -----------  -----------  -----------  -----------

                                                                          YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
(Dollars in thousands)                                   1992        1993         1994         1995         1996
                                                       ---------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents..........................  $  23,207  $     2,736  $    16,617  $     1,340  $    16,507
  Finance income receivable..........................      6,133       26,247       58,540      186,001      362,916
  Cash in restricted spread accounts.................      5,207       15,109       21,408       63,580      142,977
  Total long-term debt...............................     15,626       33,506       46,804      161,929      206,418
  Total preferred shareholders' equity...............         --       27,289       27,279       25,379           --
  Total common shareholders' equity..................     30,072       31,410       33,583      155,434      393,093

OPERATING DATA:
  Automobile dealer relationships (at period end)....        339          857        2,344        5,110        7,727
  Automobile loan purchases..........................  $  97,819  $   305,823  $   743,256  $ 2,052,413  $ 2,750,553
  Automobile loan securitizations....................  $  79,759  $   336,077  $   712,211  $ 1,933,525  $ 2,787,412
  Operating expenses as a percentage of average
    servicing portfolio..............................       6.52%        4.39%        3.28%        2.78%        3.06%

FIXED CHARGE COVERAGE RATIO CASH FLOW DATA (3):
  Operating cash receipts:
    Excess cash flow received from securitization
      trusts.........................................  $      --  $        11  $    17,737  $    21,054  $    43,351
    Servicing fee income.............................        408        1,685        4,502       12,693       27,018
    Other cash income................................         --           24          879        2,142        7,959
                                                       ---------  -----------  -----------  -----------  -----------
      Total operating cash receipts..................        408        1,720       23,118       35,889       78,328

  Less cash expenses:
    Payment of dealer participations.................      4,206       13,524       29,566       86,476       94,938
    Cash operating expenses..........................      5,373       11,490       21,454       48,120       98,644
    Interest paid on warehouse and other debt........      4,061        3,790        6,386       19,630       33,448
    Preferred dividends..............................         --          192        2,300        2,213        1,688
                                                       ---------  -----------  -----------  -----------  -----------
      Total cash expenses............................     13,640       28,996       59,706      156,439      228,718
                                                       ---------  -----------  -----------  -----------  -----------
  Consolidated cash flow.............................  $ (13,232) $   (27,276) $   (36,588) $  (120,550) $  (150,390)
                                                       ---------  -----------  -----------  -----------  -----------
                                                       ---------  -----------  -----------  -----------  -----------

SERVICING DATA:
  Servicing portfolio (at period end)................  $ 103,507  $   316,933  $   837,095  $ 2,267,107  $ 3,791,857
  Average servicing portfolio during the period......  $  67,339  $   198,018  $   528,577  $ 1,534,720  $ 3,015,411
  Delinquencies of more than 30 days as a percentage
    of servicing portfolio (at period end)...........       0.36%        0.96%        0.82%        1.33%        2.64%
  Net losses as a percentage of average servicing
    portfolio........................................       0.22%        0.52%        0.66%        0.67%        0.99%

--------------------------
(1) Extraordinary items relate to prepayment fees and charge-off of capitalized debt financing costs in connection with early extinguishment of certain debt obligations.

(2) For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt discount and the interest factor in rental expenses.

(3) The Company has included Fixed Charge Coverage Ratio Cash Flow Data (which is not a measure of financial performance under generally accepted accounting principles) because comparable criteria will be the basis for certain debt incurrence and restricted payment tests included in the indenture governing the Senior Term Notes. On January 21, 1997, the Company solicited the consent of the holders of the Senior Term Notes to eliminate the tests related to the Fixed Charge Coverage Ratio Cash Flow Data from the governing Indenture and sought the tender of the Senior Term Notes. The Fixed Charge Coverage Ratio Cash Flow Data should not be considered by an investor to be an alternative to cash flows determined in accordance with generally accepted accounting principles as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company derives substantially all of its earnings from the purchase, securitization and servicing of automobile loans. At the time of purchase of each loan, the Company pays a portion of the annual rate of interest paid by the obligor ("APR") to the dealer for originating the loan ("dealer participation"). To fund the purchase of loans prior to securitization, the Company utilizes its available cash balances and short-term borrowing and repurchase arrangements with financial institutions and institutional lenders ("warehouse facilities"). Pending securitization, automobile loans held for sale by the Company generate net interest income resulting from the difference between the interest rate earned on automobile loans held for sale and the interest costs associated with the Company's short-term borrowings (the "net interest rate spread").

    The Company purchases loans under a tiered pricing system, allowing it to price loans according to the borrower's credit characteristics. The Company prices its loan products in order to maximize gross interest rate spreads relative to expected net losses within each tier. Classic loans purchased in 1996 represented 36% of total purchasing volume compared with 17% during 1995 and 4% during 1994 and had APRs typically ranging from 16% to 23% while loans purchased under the Premier program had APRs typically ranging from 8% to 16%. The higher APRs of the Classic program are intended to compensate the Company for anticipated higher delinquency, default and loss rates associated with the Classic program, which the Company addresses through higher reserves for loan losses. At December 31, 1996, the Company maintained $95.0 million in loan loss reserves, or 2.51% of its servicing portfolio, compared to $42.3 million, or 1.86%, respectively at December 31, 1995.

    The Company aggregates the automobile loans it purchases and sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its loans, the Company is able to fix the initial difference ("gross interest rate spread") between the APR on automobile loans purchased and the interest rate on the asset-backed securities sold ("securitization rate"). When the Company securitizes its automobile loans, it records a gain on sale and establishes an asset referred to as finance income receivable. Gain on sale represents the present value of the estimated future cash flows to be received by the Company, discounted at a market-based rate, and takes into account the Company's historical loan portfolio experience and its methods for disposing of repossessed vehicles. The calculation of gain on sale takes into consideration
(i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities, (iii) amounts paid to dealers for dealer participations, (iv) various costs of the securitizations, including the effects of hedging transactions, and (v) adjustments to the cash flows to reflect estimated prepayments of loans, losses incurred in connection with defaults, and corresponding reductions in the weighted average APR of loans sold. Subsequent to securitization, the Company continues to service the securitized loans, for which it recognizes servicing fee income over the life of the securitization as earned.

    In addition to the present value of estimated future cash flows from securitizations (gain on sale), finance income receivable includes (i) accrued interest receivable on automobile loans held for sale, but not yet collected through the date of sale, (ii) interest earned on spread and other cash accounts established in connection with the Company's securitizations, and (iii) the interest earned on previously discounted cash flows, calculated at the present value discount rate used in determining gain on sale. As noted above, future servicing fee income is recognized as earned and is not included in finance income receivable. Finance income receivable is reduced based on distributions to the Company of excess cash flows from spread accounts. The Company uses a combination of its own historical experience, industry statistics and expectations of future performance to estimate the amount and timing of prepayments, losses upon defaults and corresponding changes in the weighted average APR. The Company regularly reviews the carrying amount of its finance income receivable to assess the impact of actual prepayment and loss experience compared with the Company's estimates. In accordance with generally accepted accounting principles, the Company does not increase the carrying amount of finance income receivable for favorable variances from original estimates, but to the extent actual prepayment or loss experience exceeds the Company's estimates, any required decrease to the finance income receivable is reflected as a reduction of current period earnings.

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

RESULTS OF OPERATIONS

    NET INTEREST MARGIN. The Company's net interest margin represents the sum of (i) net interest on loans held for sale based on the net interest rate spread, (ii) investment earnings on short-term investments, spread accounts and other cash accounts established in connection with the Company's securitizations and (iii) the recognition of the interest component of previously discounted cash flows, calculated at the present value discount rate used in determining the gain on sale. The components of net interest margin for each of the three years in the period ended December 31, 1996 were:

(Dollars in thousands)                                                      1994       1995       1996
                                                                          ---------  ---------  ---------
Interest income on loans, net...........................................  $   3,544  $  16,038  $  29,614
Interest income on short-term investments, spread accounts and other
  cash accounts.........................................................      3,620      7,942     15,233
Recognition of present value discount...................................      2,664      7,368     18,890
Provision for credit losses on loans held for sale......................         --       (156)      (774)
                                                                          ---------  ---------  ---------
    Net interest margin.................................................  $   9,828  $  31,192  $  62,963
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Net interest margin increased 102% during 1996 and 217% during 1995. The rise in net interest margin is primarily due to (i) growth in the average balances of loans held for sale pending securitization, (ii) increased net interest rates earned on loans held for sale pending securitization and (iii) increases in the volume of the Company's securitization transactions.

    Increased purchasing volume is primarily due to the Company's continued geographic expansion and improved market penetration through growth in its dealer network. As of December 31, 1996, the Company had 17 regional buying centers, up from 15 at December 31, 1995 and 12 at December 31, 1994 and had increased its dealer network to 7,727 dealers at December 31, 1996 from 5,110 and 2,344 dealers at December 31, 1995 and 1994, respectively. The Company's loan purchasing and securitization volume for each of the three years ended December 31, 1996 are set forth in the table below.

(Dollars in thousands)                                     1994         1995          1996
                                                        ----------  ------------  ------------
Premier...............................................  $  716,308  $  1,699,874  $  1,768,933
Classic...............................................      26,948       352,539       981,620
                                                        ----------  ------------  ------------
    Total automobile loan purchases...................  $  743,256  $  2,052,413  $  2,750,553
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------
Automobile loans securitized..........................  $  712,211  $  1,933,525  $  2,787,412

    In 1995, the Company initiated a program to increase the proportion of Classic loans in its loan purchase mix in order to maximize gross interest rate spreads relative to expected net losses within each credit tier, to expand its share of the automobile loan market and to reduce initial cash requirements relative to the Premier program because the Company offers lower dealer participations on Classic loans. At December 31, 1996, approximately half of the Company's aggregate loan purchases were being made under the Classic program. The Company may change its loan purchase mix at any time and from time to time.

    The rise in loan purchasing volume resulted in an increase in the average monthly balance of loans held for sale to $219.5 million during 1996, up from $162.7 million and $41.1 million during 1995 and 1994, respectively, on which the Company earns net interest rate spread until such loans are securitized. The weighted average net interest rate spread earned during 1996 rose to 7.84% compared with 6.71% and 6.59% during 1995 and 1994, respectively. The rise in net interest spread earned on loans held for sale is principally due to higher average annual percentage rates ("APR") paid by obligors resulting from expansion of the Company's higher rate Classic loan program.

    Interest income on short-term investments, spread accounts and other cash accounts established in connection with securitization transactions increased 92% between 1995 and 1996 and 119% between 1994 and 1995. This increase is primarily due to growth in the average balances of spread accounts and other securitization related cash accounts resulting form higher securitization volume. Income from the recognition of present value discount also grew due to the increased volume of securitizations.

    GAIN ON SALE OF LOANS. Gain on sale of loans provided net revenues of $115.8 million, $62.2 million and $13.6 million during 1996, 1995 and 1994, respectively, representing increases of 86.2% between 1995 and 1996 and 357% between 1994 and 1995. The rise in gain on sale of loans primarily resulted from growth in the volume of loans securitized as discussed above, increased gross interest rate spreads, and a decline in the participation rate paid to dealers for loan originations but was offset in part by an increase in the reserve for loan losses.

    The following table summarizes the Company's gross interest rate spreads for each of the three years in the period ended December 31, 1996.

                                                                                1994       1995       1996
                                                                              ---------  ---------  ---------
Weighted average APR of loans securitized...................................      12.50%     14.22%     14.56%
Weighted average securitization rate........................................       6.32       6.38       6.31
                                                                              ---------  ---------  ---------
    Gross interest rate spread (1)..........................................       6.18%      7.84%      8.25%
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

------------------------

(1) Before gains/losses on hedge transactions.

    The rise in the gross interest rate spread during 1995 and 1996 is primarily due to an increased proportion of higher-yielding Classic loans, resulting in an increased APR earned on loans purchased and subsequently securitized. The increase in the weighted average APR resulting from the growth in the Classic loan volume during 1996 was partially offset by a general market decline in consumer interest rates during the first few months of the year.

    The unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to the gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates, and a reduction of the maximum participation rate allowable under the Premier program, participations paid as a percentage of the principal balance of loan purchases declined to 3.45% during 1996 from 4.21% and 3.98% during 1995 and 1994, respectively, resulting in increased gain on sale.

    Gains on sale of loans were further increased by $4.7 million and $1.4 million of gross realized gains on hedging transactions during 1996 and 1994, respectively, and decreased by $5.0 million, $11.7 million and $0.5 million of gross realized losses on hedging transactions during 1996, 1995 and 1994, respectively. There were no gross realized hedging gains during 1995. See "--Capital Resources--Hedging and Pre-funding Strategy."

    SERVICING FEE INCOME. The Company earns servicing fee income for servicing loans sold to investors through securitizations. The stated percent for servicing fees (1% per annum on the remaining balance of loans serviced) is consistent with the industry standard for servicing automobile loans. Servicing fee income increased to $28.3 million in 1996 from $14.0 million in 1995 and $4.5 million in 1994.

    The following table reflects the growth in the Company's servicing portfolio from 1994 to 1996.

                                                                                       AT DECEMBER 31,
                                                                            --------------------------------------
(Dollars in thousands, except as noted)                                        1994         1995          1996
                                                                            ----------  ------------  ------------
Principal balance of automobile loans held for sale.......................  $   22,918  $    113,840  $     35,365
Principal balance of loans serviced under securitizations.................     814,177     2,153,267     3,756,492
                                                                            ----------  ------------  ------------
    Servicing portfolio...................................................  $  837,095  $  2,267,107  $  3,791,857
                                                                            ----------  ------------  ------------
                                                                            ----------  ------------  ------------
Average outstanding principal balance (actual dollars)....................  $   11,271  $     12,239  $     12,537
Number of loans serviced..................................................      74,267       185,241       302,450

    The Company's servicing portfolio increased 67% from 1995 to 1996 and 171% between 1994 and 1995, reflecting continued growth in the volume of the Company's loan purchases and subsequent securitizations. The rise in average outstanding principal balance of loans reflects general price increases in the automobile industry.

    OTHER NON-INTEREST INCOME. Other non-interest income rose to $6.5 million during 1996 from $1.4 million and $0.9 million during 1995 and 1994, respectively, representing increases of 372% during 1996 and 56% during 1995. The rise in other non-interest income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates. See "--Delinquency, Loan Loss and Repossession Experience."

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits increased to $40.8 million during 1996 from $20.1 million and $9.1 million during 1995 and 1994, respectively, representing an increase of 103% during 1996 and 122% during 1995. This increase is primarily due to growth in number of associates. The Company employed 1,230 associates at December 31, 1996, compared with 650 and 304 at December 31, 1995 and 1994, respectively. These increases are in response to, and in anticipation of, continued growth in loan purchasing volume and related servicing portfolio. The Company expects these expenses to continue to increase in 1997 compared with 1996 due in part to the Company's opening of four regional servicing and collection centers in October 1996.

    The rapid growth of the Company's servicing portfolio and the decision to expand the proportion of loans purchased through its Classic program have resulted in increased demands on the Company's personnel and systems. The Company's ability to support, manage and control continued growth is dependent upon, among other things, its ability to hire, train, supervise and manage its larger work force. Furthermore, the Company's ability to manage portfolio delinquency and loss rates is dependent upon the maintenance of efficient collection and repossession procedures and adequate staffing. See "--Delinquency, Loan Loss and Repossession Experience."

    GENERAL AND ADMINISTRATIVE AND OTHER OPERATING EXPENSES ("OTHER OPERATING EXPENSES"). Other operating expenses increased during 1996 to $51.5 million up from $22.6 million in 1995 and $8.3 million in 1994. Other operating expenses include occupancy and equipment leasing charges, depreciation, outside professional fees, communication costs, servicing and collection expenses, marketing expenses, recruiting and staffing fees, travel, office supplies and other. Many of these expenses, such as communications, service and collection and office supplies, increase incrementally with growth in loan purchasing volume and the Company's servicing portfolio. Occupancy and equipment charges increased due to continued geographic expansion through the opening of additional regional buying centers during 1995 and 1996 and the regionalization of the Company's servicing and collection operations during 1996. The Company also experienced significant increases in outside professional fees during 1996 primarily related to development costs associated with a potential leasing product and various information system enhancements. During

1996 the Company incurred increases in recruiting and staffing fees in connection with its search for various key collection, servicing and management personnel. As a result of the items noted above, total operating expenses, including salaries and benefits, rose to 3.06% of average servicing portfolio compared with 2.78% in 1995, but remained lower than 3.28% in 1994.

    LONG TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense rose 46.7% during 1996 and 217% in 1995. These increases are primarily due to the issuance of $145.0 million of 13.0% Senior Term Notes in April 1995 and $30.0 million of 10.125% Subordinated Notes in March 1996.

    INCOME TAX EXPENSE. During the third quarter of 1994, the Company fully utilized its book net operating loss carryforwards and incurred income tax expense for book purposes. No income tax expense was incurred in earlier periods. Because of the difference in the basis of the finance income receivable for financial reporting purposes and income tax purposes, the Company continues to have available $74.1 million of net tax operating loss carryforwards, a portion of which may be available to offset against income taxes in 1997 and future years, subject to applicable limitations. The $35.7 million income tax expense during 1996 primarily reflects the Company's estimated addition to its deferred tax liability as of December 31, 1996.

    EXTRAORDINARY ITEMS. In February 1995, the Company entered into a temporary financing facility under which it was able to borrow up to $70.0 million through the issuance of Senior Notes. Of the $50.0 million in gross proceeds from the Company's initial issuance of Senior Notes, $34.6 million was used to retire $30.0 million of 11.75% Senior Secured Notes, including accrued interest of $0.5 million and prepayment fees of approximately $4.1 million. The Company issued an additional $5.0 million in Senior Notes in April 1995.

    On April 28, 1995, the Company received aggregate net proceeds from the issuance of Common Stock and Senior Term Notes of approximately $231.0 million and applied $56.2 million of such proceeds to retire its Senior Notes at par plus accrued interest and $15.6 million to retire the Company's 9.875% Senior Subordinated Notes including accrued interest of $0.1 million and prepayment fees of $0.5 million.

    The prepayment fees for the early extinguishment of debt and the charge-off of capitalized debt financing costs associated with the 11.75% Senior Secured Notes and the 9.875% Senior Subordinated Notes were accounted for as extraordinary items.

    The Company has commenced a tender offer for the Senior Term Notes and a related consent solicitation for elimination of substantially all of the financial covenants in the indenture under which such Senior Term Notes were issued. See "--Capital Resources."

    PREFERRED DIVIDENDS. The Company paid dividends on its outstanding preferred stock (which was converted to Common Stock in December 1996) of $1.2 million, $2.2 million and $2.3 million for 1996, 1995 and 1994, respectively. The decrease in dividends paid from 1995 to 1996 is due to the conversion of preferred shares into common stock of the Company. As of December 31, 1996, all preferred shares had been redeemed or converted.

FINANCIAL CONDITION

    DUE FROM SECURITIZATION TRUST. At December 31, 1996, the Company had delivered $177.1 million of loans into a securitization trust for which the Company received cash from the trust concurrent with the legal closing of the transaction in January 1997. There were no loans delivered into securitization trusts pending legal closing at December 31, 1995.

    AUTOMOBILE LOANS HELD FOR SALE. The Company holds automobile loans for sale in its portfolio prior to securitization. The Company's portfolio of loans held for sale decreased to $36.3 million at December 31, 1996 from $118.6 million at December 31, 1995, due to the timing in delivery of loans associated with the Company's securitizations.

    FINANCE INCOME RECEIVABLE. Finance income receivable increased to $362.9 million at December 31, 1996 from $186.0 million at December 31, 1995. This 95% increase represents amounts capitalized upon completion of securitization transactions during 1996 related to the present value of estimated cash flows. The amounts capitalized were offset by excess cash flows released from the securitization trusts to the Company through its wholly-owned subsidiary, Olympic Receivables Finance Corp. ("ORFC"). Reserve for losses on securitized loans is included as a component of finance income receivable.

    FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment increased 115% to $13.6 million at December 31, 1996 from $6.3 million at December 31, 1995, primarily due to the opening of two additional regional buying centers and relocation of the Company's servicing and collection operations into four regional facilities during 1996 to enhance the Company's collection activities.

    CAPITAL LEASE OBLIGATIONS. Capital lease obligations increased 97% to $7.7 million at December 31, 1996, from $3.9 million at December 31, 1995, primarily due to continued geographic expansion as discussed above.

    DEFERRED INCOME TAXES. The Company began recording income tax expense in the third quarter of 1994 as the net tax benefit of net operating loss carryforwards for financial reporting purposes was fully utilized. Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes principally net operating loss carryforwards for income tax purposes and the finance income receivable, respectively. The Company's estimated net deferred tax liability at December 31, 1996, was $54.4 million, compared to $18.7 million at December 31, 1995.

    OTHER LIABILITIES. Accounts payable and accrued liabilities increased to $13.2 million at December 31, 1996 compared to $9.8 million at December 31, 1995. This 34% increase is primarily due to increased trade payables and other operating accruals reflecting the growth in the Company's operations and related operating expenses.

DELINQUENCY, LOAN LOSS AND REPOSSESSION EXPERIENCE

    The Company's operating performance, financial condition and liquidity are materially affected by the performance of the automobile loans purchased and securitized by the Company. In connection with the servicing of automobile loans, the Company is responsible for managing delinquent loans, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for automobile loan credit losses at a rate which, in the opinion of management, provides adequately for current and probable future losses that may be incurred by the Company. The Company provides an allowance for credit losses for sold loans in accordance with Emerging Issues Task Force 92-2, Measuring Loss Accounts by Transferors for Transfers of Receivables with Recourse, at the time of securitization. The provision for credit losses is netted against the calculated gain on sale amount for loans sold. The related allowance for these credit losses is a component of the finance income receivable.

    The following tables describe the delinquency and credit loss and repossession experience, respectively, of the Company's servicing portfolio for the three years in the period ended December 31, 1996. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis.

                                                                    DECEMBER 31,
                                  ---------------------------------------------------------------------------------
DELINQUENCY EXPERIENCE (1):                 1994                        1995                        1996
                                  -------------------------   -------------------------   -------------------------
                                   NUMBER OF                   NUMBER OF                   NUMBER OF
                                     LOANS       BALANCES        LOANS       BALANCES        LOANS       BALANCES
                                  -----------   -----------   -----------   -----------   -----------   -----------
(Dollars in thousands)
Servicing portfolio at end of
  period........................      74,267    $   837,095      185,241    $ 2,267,107      302,450    $ 3,791,857

Delinquencies:
  31-60 days....................         393    $     4,142        1,536    $    17,667        3,884    $    47,225
  61-90 days....................         129          1,557          520          5,694        1,255         15,877
  91 days or more...............         113          1,197          614          6,881        2,911         37,019
                                  -----------   -----------   -----------   -----------   -----------   -----------
Total automobile loans
  delinquent 31 or more days....         635    $     6,896        2,670    $    30,242        8,050    $   100,121
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period
  (2)...........................        0.86%          0.82%        1.44%          1.33%        2.66%          2.64%
Amount in repossession (3)......         102    $       570        1,489    $    17,676        4,651    $    64,929
                                  -----------   -----------   -----------   -----------   -----------   -----------
Total delinquencies and amount
  in repossession (2)...........         737    $     7,466        4,159    $    47,918       12,701    $   165,050
                                  -----------   -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------   -----------

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been repossessed but not yet liquidated.

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                       1994           1995           1996
                                                           ------------   ------------   ------------

(Dollars in thousands)
Average servicing portfolio outstanding during the
  period.................................................  $    528,577   $  1,534,720   $  3,015,411
Average number of loans outstanding during the period....        49,566        128,783        242,419
Number of repossessions..................................         1,005          5,020         14,403
Repossessions as a percentage of average number of loans
  outstanding............................................          2.03%          3.90%          5.94%
Gross charge-offs (2)....................................  $      4,446   $     11,247   $     35,642
Recoveries (3)...........................................           974            911          5,653
                                                           ------------   ------------   ------------
Net losses...............................................  $      3,472   $     10,336   $     29,989
                                                           ------------   ------------   ------------
                                                           ------------   ------------   ------------
Gross charge-offs as a percentage of average servicing
  portfolio..............................................          0.84%          0.73%          1.18%
Net losses as a percentage of average servicing
  portfolio..............................................          0.66%          0.67%          0.99%

------------------------

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

(3) Includes post-disposition amounts received on previously charged off loans.

    The increase in the rate of delinquencies, gross charge-offs, net losses and repossessions during 1996, experienced by both the Premier and Classic programs, was primarily due to (i) increased demands on the Company's servicing and collection resources as the result of rapid growth in its servicing portfolio and as a result of continued expansion of the Classic loan program (which generally required greater collection efforts than the Premier program), (ii) the performance of the Company's discontinued Classic product for first time automobile buyers and the Company's financed repossession program, which experienced significantly higher delinquencies, repossessions and losses than the Company's other products and programs and (iii) the continued seasoning of the Company's servicing portfolio to include a greater proportion of loans, particularly Classic loans, in the period of highest probability for delinquencies and defaults (generally six to 14 months from the origination date).

    To handle the increased demands on its servicing and collection operations, the Company began to take steps in 1996 to enhance its servicing and collection capabilities. Since December 1995, the Company has more than doubled its servicing and collection staff and, in October 1996, regionalized its servicing and collection operations into four locations across the United States. Additionally, the Company has engaged outside consultants to evaluate the Company's current collection strategy and assist in the design and implementation of a new collection system.

    During 1996, loans made under the Company's financed repossession program and its Classic product for first time automobile buyers (discontinued in March
1996) had significantly higher rates of delinquencies, gross charge-offs, net losses and repossessions than other products within the Company's servicing portfolio. These programs aggregated 4.3% of the total servicing portfolio at December 31, 1996, but accounted for approximately 20% of delinquencies, gross charge-offs and net losses in 1996. Management believes that the performance of the financed repossession loans is primarily attributable to an inventory reduction program during the fourth quarter of 1995 and the first quarter of 1996 and improper practices at certain of the Company's initial consignment dealers, with which the Company has since terminated its business relationships. The Company has instituted more comprehensive management of its financed repossession program, including the dedication of trained staff located in the Company's four regional servicing and collection centers for the underwriting and purchasing of such loans.

    The significant rise in repossession inventory levels shown on the Delinquency Experience table was the result of the growth in the Company's servicing portfolio and due to changes to the Company's approach to retailing its repossessed automobiles. During 1995 and early 1996, the Company relied heavily on a few large retail consignment lots to sell its inventory. Turnover of repossession inventory was not at levels deemed acceptable by the Company under this approach. In early 1996 the Company terminated its relationship with certain consignment lots and decided to expand its repossession distribution channels to multiple smaller locations throughout the United States. The Company expanded its remarketing department in order to develop and manage relationships with additional retail outlets and to expedite disposition of repossessed vehicles. At December 31, 1996, the Company had arrangements with 67 smaller retail consignment lots to dispose of its repossessions compared with 10 large retail consignment lots at December 31, 1995. It is actively pursuing additional relationships to further increase its remarketing capacity. During 1996, the Company sold approximately 70% of its repossession inventory through retail markets and the Company financed approximately 90% of these sales. The Company may dispose of repossession inventory at wholesale auctions from time to time.

    Increases in loan delinquency and repossession rates may cause the Company to exceed certain pool performance tests established in agreements governing the Company's outstanding Senior Term Notes. If at any month-end the amount of charge-offs (net of recoveries) of automobile loans in the Company's servicing portfolio during the preceding six month periods, times two, exceeds 1.65% of the average servicing portfolio in the preceding seven months ("Portfolio Loss Ratio"), the Company will be prohibited from purchasing new automobile loans in excess of 20% of the Company's Adjusted Consolidated Cash Flow (as defined in the indenture governing the Senior Term Notes) plus proceeds of warehouse facilities and certain other available cash. If the Portfolio Loss Ratio exceeds 1.65% for two consecutive months, then 50% of such Adjusted Consolidated Cash Flow (as defined in the indenture governing the Senior Term Notes) must be used to offer to repurchase Senior Term Notes at par. In addition, if at the end of any month the Portfolio Loss Ratio exceeds 2.5% or the Company's delinquency level exceeds 3.5%, an event of default will occur under two of the Company's outstanding warehouse facilities. The delinquency level is calculated as a percentage, by outstanding principal balance, of all automobile loans owned or securitized by the Company as to which a payment is more than thirty days past due. Upon the occurrence of an event of default under such warehouse facilities, the lending banks under such facilities may accelerate the payment of amounts outstanding thereunder and would have no further obligation to extend additional credit. Furthermore, any such event of default may trigger cross-defaults under other outstanding indebtedness of the Company and may result in the acceleration of amounts due thereunder. On January 21, 1997 the Company made a tender offer to purchase all of its outstanding Senior Term Notes. See Note 14 to the Company's Consolidated Financial Statements.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossession inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so for so long as the Company continues to experience significant growth in its volume of loan purchases. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "--Capital Resources".

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds ranging from 95% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $2.8 billion of loans in 1996, compared with $2.1 billion in 1995 and $743.3 million in 1994. Amounts borrowed under warehouse facilities are repaid upon securitization of the loans. The Company regularly completes securitizations to optimize its use of available warehouse facilities and the Company's cash investment in loans held for sale.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. When loans are securitized, the related dealer participation is expensed and subsequently recovered over the estimated life of the underlying loans through the return to the Company of excess cash flow from securitization trusts. Participations paid by the Company to dealers in 1996 were $94.9 million, compared with $86.5 million in 1995 and $29.6 million in 1994. These participations typically require the Company to advance an up-front amount to dealers, which represented 3.45% of the principal balance of loans purchased during 1996 compared to 4.21% in 1995 and 3.98% in 1994. The decrease in percentage of dealer participations paid reflects the growth in volume of loans purchased under the Classic program, which generally requires a lower participation rate and a reduction in the cap on participation rates paid on Premier loans implemented during 1995. The Company has some limited ability to recover these amounts from the dealers by offset against future participations in the event of prepayment or default on the loan within a specified period of time. However, to the extent the loan does not prepay or default within that period of time, the Company expects to recover the cash used to pay dealer commissions over the estimated life of the underlying loans through the return to the Company of excess cash flows from securitization spread accounts. This relationship between the up-front payment of cash to the dealers and the deferred recovery through collection of excess cash flow will continue to represent a significant demand on capital resources to the extent the Company continues to expand the volume of loan purchases.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels (generally within 14 months of the formation of the securitization trust). In certain securitizations, the Company also has been required to provide initial cash deposits into such accounts. The amount of time required to initially fund each spread account varies depending on numerous factors, including, but not limited to (i) the size of the initial deposit, (ii) the gross interest rate spread,
(iii) defaults, (iv) delinquencies, (v) losses and (vi) turnover of repossession inventory. The Company had $143.0 million of restricted cash in spread accounts at December 31, 1996, compared with $63.6 million at December 31, 1995. The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.55% per annum of the principal amount of the asset-backed securities.

    NET INTEREST MARGIN. Although the Company records net interest margin as it is earned, the interest income component is generally received in cash from excess cash flow over the life of the securitization trust, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

    ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with servicing agreements, the Company makes advances only in the event that it expects to recover such advances through the ultimate payments from the obligor over the life of the loan. Beginning in December 1996, the Company's servicing agreements were modified to require interest advances only when the related loan is 31 days delinquent or greater.

    REPOSSESSION INVENTORY. At December 31, 1996, the Company's inventory of repossessed automobiles held for resale was $64.9 million, compared with $17.7 million at December 31, 1995. The rate of repossession inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to ORFC. At December 31, 1996, repossessed inventory was 1.7% of total servicing portfolio compared with 0.8% at December 31, 1995.

PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participation, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participation and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During 1996, the Company received $43.4 million of excess cash flow, compared with $21.1 million in 1995 and $17.7 million in 1994. The rate of increase in excess cash flow during 1996 exceeded the rate of increase in loans securitized principally because spread accounts related to 1995 securitizations have reached required reserve levels and have begun releasing cash during the current year. These obligations generally reach pre-determined spread account levels within 14 months following the formation of the securitization trust. The excess cash flow released from securitization trusts during 1996 was reduced by the slower turnover of the Company's repossession inventory resulting from the utilization of its retail repossession strategy.

    SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance. The Company received cash for such services in the amount of $27.0 million, $12.7 million and $4.5 million during 1996, 1995 and 1994, respectively, and is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At December 31, 1996, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $800 million, of which $688.9 million was unused. These facilities are subject to renewal or extension, at various times in 1997 at the option of the lenders. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are utilized to invest in additional loan purchases and applied to repay amounts outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitizations during the three years ended December 31, 1996, all of which have been publicly issued and were rated "AAA/Aaa".

                                      REMAINING        REMAINING
                                      BALANCE AS     BALANCE AS A      CURRENT        WEIGHTED          GROSS
                                          OF          PERCENTAGE      WEIGHTED         AVERAGE        INTEREST
                        ORIGINAL     DECEMBER 31,     OF ORIGINAL      AVERAGE     SECURITIZATION       RATE
        DATE            BALANCE          1996           BALANCE          APR            RATE           SPREAD
--------------------  ------------   ------------   ---------------  -----------  -----------------  -----------
March 94              $    260,000   $    72,580           27.92%         11.13%           5.66%           5.47%
September 94               430,000       165,351           38.45          12.80            6.81            5.99
February 95                158,400        68,650           43.34          13.87            7.88            5.99
March 95                   300,000       134,341           44.78          14.41            7.31            7.10
June 95                    470,000       242,987           51.70          14.19            6.20            7.99
September 95               525,000       307,926           58.65          13.77            6.03            7.74
December 95                600,000       389,884           64.98          13.77            5.88            7.89
March 96                   600,000       437,653           72.94          13.72            5.81            7.91
June 96                    650,000       540,368           83.13          14.46            6.62            7.84
September 96               725,000       664,248           91.62          14.83            6.75            8.08
December 96 (1)            730,000       683,333           93.61          15.19            6.08            9.11
                      ------------   ------------
                      $  5,448,400   $ 3,707,321
                      ------------   ------------
                      ------------   ------------

------------------------------

(1) At December 31, 1996, $692.6 million of automobile loans had been delivered to the trust and $37.4 million cash remained in the pre-funded portion of the trust. In January 1997, the Company delivered sufficient loans to the trust and obtained the release of the remaining cash in the pre-funded portion of the trust. See "--Hedging and Pre-funding Strategy" below.

    The Company utilizes net proceeds from securitizations to invest in additional loan purchases and to repay warehouse indebtedness, thereby making its warehouse facilities available for further purchases of automobile loans. At December 31, 1996, the Company had securitized approximately $5.8 billion of automobile loans since its inception in 1990 with remaining balances of approximately $3.8 billion.

    All of the Company's securitization trusts and the BofA Facility are credit-enhanced through financial guaranty insurance policies, issued by FSA which insure payment of principal and interest due on the related asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc. At December 31, 1996, FSA had insured approximately $5.8 billion original principal amount of Company-sponsored asset-backed securities. During 1996, the Company agreed to use FSA as insurer of the asset-backed securities issued in its insured securitizations through December 1998 in consideration for certain limitations on FSA insurance premiums. FSA is not obligated to provide insurance for the Company's future securitizations. In order to obtain FSA insurance, the Company is obligated to establish spread accounts, and to maintain such spread accounts at pre-determined levels, in connection with each insured securitization through the collection and restriction of excess cash flow from the loans securitized. These spread accounts are funded through initial deposits, when required, and out of excess cash flow from the related securitization trust. Thereafter, during each month excess cash flow due to ORFC from all insured securitization trusts is first used to replenish spread accounts to predetermined levels and is then distributed to the Company. If excess cash flow from all insured securitization trusts is not sufficient to replenish all spread accounts, no cash flow would be available to the Company from ORFC for that month. Spread accounts are also replenished through cash received from the liquidation of repossessions under defaulted receivables. However, such cash is generally received in months subsequent to default and can therefore result in timing differences as to when excess cash flows are released to the Company. The spread account for each insured securitization trust is cross-collateralized with the spread accounts established for the Company's other insured securitization trusts. Excess cash flow from performing securitization trusts insured by FSA may be used to support negative cash flow from, or to replenish a deficit spread account in connection with, non-performing securitization trusts insured by FSA. The Company's obligations to FSA in respect of insured securitizations and the BofA Facility are limited to the amounts on deposit in the spread accounts and excess cash flow.

    In connection with its securitizations, the Company continually seeks to improve its structures to reduce up-front costs and to maximize excess cash flow available to the Company. The Company may consider alternative securitization structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. For example, during 1995 and 1994, the Company realized a portion of its finance income receivable by selling an interest-only strip in its September 1995 and September 1994 securitizations. Proceeds from the sale of the interest-only strips were approximately $6.1 million in 1995 and approximately $7.0 million in 1994. There were no interest-only strips sold during 1996. The structure of each securitized sale of loans will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company.

    HEDGING AND PRE-FUNDING STRATEGY. The Company employs hedging strategies to manage its gross interest rate spread. Through the use of these hedging strategies, the Company is able to determine its approximate financing cost prior to, or near to, the purchase of loans and thereby maintain its gross interest rate spread within a desired range. Because interest rates on asset-backed securities for automobile loans generally tend to rise or fall when other short-term interest rates fluctuate, a material increase in interest rates prior to securitization could adversely affect the profitability of such securitization to the Company in the absence of a hedging strategy.

    The Company also mitigates its exposure to interest rate risk through a pre-funding strategy in which it securitizes a portion of its loans held for sale while selling future loans in a pre-funded securitization. In a pre-funded securitization, the principal amount of the asset-backed securities issued in the securitization exceeds the principal balance of loans initially delivered to the securitization trust. The proceeds from the pre-funded portion are held in trust earning money market yields until released upon delivery of additional loans. The Company agrees to deliver additional loans into the securitization trust from time to time (generally monthly) equal in the aggregate to the amount by which the principal balance of the asset-backed securities exceeds the principal balance of the loans initially delivered. In pre-funded securitizations, the Company predetermines the borrowing costs with respect to loans it subsequently purchases and delivers into the securitization trust. However, the Company incurs an expense in pre-funding securitizations equal to the difference between the money market yields earned on the proceeds held in trust prior to the subsequent delivery of loans and the interest rate paid on the asset-backed securities.

    The Company also has some interest rate exposure to falling interest rates to the extent that the Company's offered rates decline after the Company has engaged in a pre-funded securitization, although the Company's offered rates generally respond less rapidly to rate fluctuations than financing costs.

    The Company also sells forward U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale. By doing so, the Company is able to obtain an inverse relationship between the loans being hedged and the U.S. Treasury market. The hedging gain or loss is netted against the gain on sale of loans. Such hedges include certain risks created by the cash versus non-cash relationship of the hedging instrument and the related securitization. This relationship arises because U.S. Treasury forward contracts are settled with current cash payments and the gain on sale of loans represents the present value of estimated future cash flows. To the extent hedging gains or losses resulting from U.S. Treasury forward contracts are significant, the resulting cash payments or receipts may impact the Company's liquidity. Hedging transactions required a net use of cash of $0.3 million and $11.7 million during 1996 and 1995, respectively, and provided cash of $0.8 million in 1994.

    Management has controls and policies in place to assess and monitor its risk from hedging activities. Management follows its policy of hedging loan amounts purchased or expected to be delivered within the next 120 days. Management reviews the interest rate movements in the U.S. Treasury markets and receives a daily internal report tracking such movements. Monthly, management receives an interest rate report that describes not only interest rate movements, but also the amount of corresponding increase or decrease in the value of its hedged securitizations. Most of the Company's hedging transactions have been for a period of 75 days or less. The amount and timing of hedging transactions are determined by members of the Company's senior management, and subject to approval by the Company's Chief Executive Officer. Management assesses factors including the interest rate environment, loan production levels and open positions of current hedging positions.

OTHER CAPITAL RESOURCES

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support the continued growth in loan volume, increased dollar amount of dealer participations, securitizations and general operating expenses.

    During 1996, the Company completed a public offering of 8,050,000 shares of Common Stock and received net proceeds of approximately $146.0 million. In March 1996, the Company issued to the public $30.0 million aggregate principal amount of 10.125% Subordinated Notes Series 1996-A, due 2001 and received net proceeds of approximately $29.0 million. Proceeds from the 1996 offerings were available as working capital for loan purchases and general operations.

    In February 1995, the Company entered into a temporary financing facility (the "Facility") in order to provide cash pending completion of the common stock and senior debt offerings described below and to repay $30.0 million of outstanding Senior Secured Notes. Under the Facility, the Company borrowed $55.0 million through the issuance of Senior Unsecured Increasing Rate Notes. In April 1995, proceeds from the common stock and senior term debt offerings described below were used to retire the notes issued under the Facility at par plus accrued interest.

    In April 1995, the Company issued to the public 9,849,900 shares of Common Stock and $145.0 million principal amount of Senior Term Notes. The Company received aggregate net proceeds from the issuance of the Common Stock and Senior Term Notes of approximately $231.0 million and applied $56.2 million of such proceeds to retire its temporary financing facility plus accrued interest, $15.6 million to retire the Company's 9.875% Senior Subordinated Notes (including a prepayment fee of $0.5 million and accrued interest of $0.1 million), and $9.4 million to fund a reserve account established for future payment of interest on the Senior Term Notes. The remaining proceeds of $149.8 million were available as working capital for loan purchases and general operations.

    The Company pays interest on the Senior Term Notes semi-annually on November 1 and May 1 of each year. The Senior Term Notes are not callable prior to May 1, 1998. Thereafter, the Senior Term Notes are redeemable, in whole or in part, at the option of the Company, at 108.5% and 104.25% if redeemed during the twelve month periods beginning May 1, 1998, and 1999, respectively, together with accrued and unpaid interest to the date of redemption. The Company will be obligated to make an offer to purchase all outstanding Senior Term Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest to the date of purchase if certain covenants (as defined within the Senior Term Note indenture) regarding sales of assets, change in control or annualized net losses are violated. The Senior Term Notes are unsecured obligations of the Company (except for a reserve fund equal to one interest payment on the outstanding principal balance of the Senior Term Notes) and rank senior to all outstanding subordinated notes of the Company and pari passu in right of payment with all unsecured and unsubordinated indebtedness of the Company. On January 21, 1997 the Company made a tender offer to purchase all of its outstanding Senior Term Notes. See Note 14 to the Company's Consolidated Financial Statements.

    Pursuant to demand registration rights of certain holders of warrants issued by the Company between 1992 and 1994 in connection with its issuance of Senior Secured and Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995 covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. The Company would receive aggregate proceeds of approximately $17.0 million assuming exercise of all of the warrants. As of December 31, 1996, 2,405,089 shares of Common Stock had been issued in connection with exercise of such warrants for aggregate proceeds of $10.0 million.

    In September 1994, the Company began a program to sell up to $50.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Senior Term Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 30, 60, 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. At December 31, 1996, the Company had $23.7 million of Junior Subordinated Notes outstanding.

    The terms of the Senior Term Note indenture, among other things, limit, subject to certain other requirements and with certain exceptions, certain payments, including dividends on common or preferred stock, to 50% of Consolidated Cash Flow (as defined). Consolidated Cash Flow is defined as Operating Cash Receipts less Cash Expenses for the four quarterly periods preceding a proposed restricted payment. The Company has had and expects to continue to have negative Consolidated Cash Flow for so long as the rapid growth of its loan purchase volume continues.

    Consolidated Cash Flow for the four-quarter period ended December 31, 1996, is as follows:

                                                                                          FOR THE
                                                                                       FOUR QUARTERS
                                                                                           ENDED
                                                                                     DECEMBER 31, 1996
                                                                                     -----------------
                                                                                      (IN THOUSANDS)
Operating Cash Receipts:
  Excess cash flows received from securitization trusts............................     $    43,351
  Servicing fee income.............................................................          27,018
  Other cash income................................................................           7,959
                                                                                     -----------------
    Total Operating Cash Receipts..................................................          78,328
Less Cash Expenses:
  Payment of dealer commissions....................................................          94,938
  Cash operating expenses..........................................................          98,644
  Interest paid on warehouse and other debt........................................          33,448
  Preferred dividends..............................................................           1,688
                                                                                     -----------------
    Total Cash Expenses............................................................         228,718
                                                                                     -----------------
Consolidated Cash Flow.............................................................     $  (150,390)
                                                                                     -----------------
                                                                                     -----------------

    At December 31, 1996 the Company's Portfolio Loss Ratio (as defined in the Senior Term Note indenture) was 1.12% and the Company's Consolidated Net Worth (as defined in the Senior Term Note indenture) was $388.7 million.

FORWARD LOOKING STATEMENTS

    The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the caption "Cautionary Statements" in Exhibit 99.1 to this Annual Report on Form 10-K constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Olympic Financial Ltd.

    We have audited the accompanying consolidated balance sheets of Olympic Financial Ltd. as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Olympic Financial Ltd. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
January 21, 1997

                             OLYMPIC FINANCIAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                            AT DECEMBER 31,
                                                                          --------------------
(Dollars in thousands, except share amounts)                                1995       1996
                                                                          ---------  ---------

                                            ASSETS

Cash and cash equivalents...............................................  $   1,340  $  16,057
Due from securitization trust...........................................         --    177,076
Auto loans held for sale................................................    118,556     36,285
Finance income receivable...............................................    186,001    362,916
Restricted cash in spread accounts......................................     63,580    142,977
Furniture, fixtures and equipment.......................................      6,346     13,630
Other assets............................................................     21,971     29,289
                                                                          ---------  ---------
    Total assets........................................................  $ 397,794  $ 778,230
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities..................................  $  26,530  $ 111,140
Senior term notes.......................................................    145,000    145,000
Subordinated notes......................................................     13,005     53,689
Capital lease obligations...............................................      3,924      7,729
Deferred income taxes...................................................     18,700     54,387
Accounts payable and accrued liabilities................................      9,822     13,192
                                                                          ---------  ---------
    Total liabilities...................................................    216,981    385,137

Commitments and contingencies

Shareholders' equity:

Capital stock, $.01 par value, 100,000,000 shares authorized:
  8% Cumulative Convertible Exchangeable Preferred Stock, 1,071,036
    shares issued and outstanding.......................................         11         --
Common Stock 22,038,567 and 36,416,802 shares, respectively, issued and
  outstanding...........................................................        220        364
Additional paid-in capital..............................................    157,204    310,187
Retained earnings.......................................................     23,378     82,542
                                                                          ---------  ---------
    Total shareholders' equity..........................................    180,813    393,093
                                                                          ---------  ---------
                                                                          $ 397,794  $ 778,230
                                                                          ---------  ---------
                                                                          ---------  ---------

                See notes to consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
(Dollars in thousands, except per share amounts)               1994            1995            1996
                                                           -------------   -------------   -------------
REVENUES:
Net interest margin......................................  $       9,828   $      31,192   $      62,963
Gain on sale of loans....................................         13,579          62,182         115,773
Servicing fee income.....................................          4,502          13,987          28,284
Other non-interest income................................            879           1,371           6,475
                                                           -------------   -------------   -------------
    Total revenues.......................................         28,788         108,732         213,495

EXPENSES:
Salaries and benefits....................................          9,060          20,079          40,751
General and administrative and other operating expense...          8,282          22,648          51,547
                                                           -------------   -------------   -------------
    Total operating expenses.............................         17,342          42,727          92,298
Long-term debt and other interest expense................          5,416          17,170          25,193
                                                           -------------   -------------   -------------
    Total expenses.......................................         22,758          59,897         117,491
                                                           -------------   -------------   -------------
Operating income before income taxes and extraordinary
  items..................................................          6,030          48,835          96,004
Provision for income taxes...............................          1,845          19,518          35,688
                                                           -------------   -------------   -------------
Income before extraordinary items........................          4,185          29,317          60,316
Extraordinary items......................................             --          (3,856)             --
                                                           -------------   -------------   -------------
Net income...............................................  $       4,185   $      25,461   $      60,316
                                                           -------------   -------------   -------------
                                                           -------------   -------------   -------------

PRIMARY EARNINGS PER SHARE:
Net income per common share before extraordinary items...  $        0.17   $        1.35   $        1.79
Extraordinary items per common share.....................             --           (0.19)             --
                                                           -------------   -------------   -------------
    Net income per common share..........................  $        0.17   $        1.16   $        1.79
                                                           -------------   -------------   -------------
                                                           -------------   -------------   -------------

FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary items..........  $        0.17   $        1.11   $        1.65
Extraordinary items per share............................             --           (0.15)             --
                                                           -------------   -------------   -------------
    Net income per share.................................  $        0.17   $        0.96   $        1.65
                                                           -------------   -------------   -------------
                                                           -------------   -------------   -------------
Weighted average common and common equivalent shares
  outstanding:
  Primary................................................     10,818,908      20,029,769      33,065,473
  Fully diluted..........................................     16,683,380      26,455,876      36,449,995

                See notes to consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   NUMBER OF      NUMBER OF
                                                   PREFERRED        COMMON       PREFERRED        COMMON
(Dollars in thousands, except share amounts)         SHARES         SHARES       PAR VALUE      PAR VALUE
                                                  ------------   ------------   ------------   ------------
BALANCES AT DECEMBER 31, 1993...................     1,150,000      9,816,434   $        12    $        98
Cost of issuance of 8% Convertible Preferred
 Stock..........................................            --             --            --             --
Exercise of warrants by shareholders............            --         71,429            --              1
Issuance of Common Stock through the Employee
 Stock Purchase Plan............................            --         32,847            --             --
Payment of dividends on 8% Convertible Preferred
 Stock..........................................            --             --            --             --
Net income......................................            --             --            --             --
                                                  ------------   ------------           ---          -----
BALANCES AT DECEMBER 31, 1994...................     1,150,000      9,920,710            12             99
Issuance of Common Stock:
  Public offering...............................            --      9,849,900            --             98
  Benefit plans.................................            --        163,094            --              2
Amortization of deferred compensation...........            --             --            --             --
Exercise of options and warrants................            --      1,736,735            --             17
Preferred Stock conversion to Common Stock......       (78,964)       368,128            (1)             4
Payment of dividends on 8% Convertible Preferred
 Stock..........................................            --             --            --             --
Net income......................................            --             --            --             --
                                                  ------------   ------------           ---          -----

BALANCES AT DECEMBER 31, 1995                        1,071,036     22,038,567            11            220
Exercise of options and warrants................            --      1,101,269            --             11
Issuance of Common Stock:
  Public offering...............................            --      8,050,000            --             81
  Benefit plans.................................            --        234,752            --              2
Amortization of deferred compensation...........            --             --            --             --
Preferred Stock redemption and conversion to
 Common Stock...................................    (1,071,036)     4,992,214           (11)            50
Payment of dividends on 8% Convertible Preferred
 Stock..........................................            --             --            --             --
Net income......................................            --             --            --             --
                                                  ------------   ------------           ---          -----
BALANCES AT DECEMBER 31, 1996...................            --     36,416,802   $        --    $       364
                                                  ------------   ------------           ---          -----
                                                  ------------   ------------           ---          -----

                                                   ADDITIONAL      RETAINED
                                                    PAID IN        EARNINGS
(Dollars in thousands, except share amounts)        CAPITAL       (DEFICIT)        TOTAL
                                                  ------------   ------------   ------------
BALANCES AT DECEMBER 31, 1993...................  $    60,344    $    (1,755)   $     58,699
Cost of issuance of 8% Convertible Preferred
 Stock..........................................          (10)            --             (10)
Exercise of warrants by shareholders............          137             --             138
Issuance of Common Stock through the Employee
 Stock Purchase Plan............................          150             --             150
Payment of dividends on 8% Convertible Preferred
 Stock..........................................           --         (2,300)         (2,300)
Net income......................................           --          4,185           4,185
                                                  ------------   ------------   ------------
BALANCES AT DECEMBER 31, 1994...................       60,621            130          60,862
Issuance of Common Stock:
  Public offering...............................       87,559             --          87,657
  Benefit plans.................................          934             --             936
Amortization of deferred compensation...........          837             --             837
Exercise of options and warrants................        7,256             --           7,273
Preferred Stock conversion to Common Stock......           (3)            --              --
Payment of dividends on 8% Convertible Preferred
 Stock..........................................           --         (2,213)         (2,213)
Net income......................................           --         25,461          25,461
                                                  ------------   ------------   ------------
BALANCES AT DECEMBER 31, 1995                         157,204         23,378         180,813
Exercise of options and warrants................        4,902             --           4,913
Issuance of Common Stock:
  Public offering...............................      145,925             --         146,006
  Benefit plans.................................        1,163             --           1,165
Amortization of deferred compensation...........        1,038             --           1,038
Preferred Stock redemption and conversion to
 Common Stock...................................          (45)            --              (6)
Payment of dividends on 8% Convertible Preferred
 Stock..........................................           --         (1,152)         (1,152)
Net income......................................           --         60,316          60,316
                                                  ------------   ------------   ------------
BALANCES AT DECEMBER 31, 1996...................  $   310,187    $    82,542    $    393,093
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------

                See notes to consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
(Dollars in thousands)                                                           1994            1995            1996
                                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................  $       4,185   $      25,461   $      60,316
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization............................................            553           1,881           4,286
  Loss on sale of furniture, fixtures and equipment........................             --             153             119
  (Increase) decrease in assets:
  Automobile loans held for sale:
    Purchases of automobile loans..........................................       (743,256)     (2,052,413)     (2,750,553)
    Sales of automobile loans..............................................        712,211       1,933,525       2,787,412
    Repayments of automobile loans.........................................          7,849          24,200          45,412
  Finance income receivable................................................        (32,293)       (127,461)       (176,916)
  Restricted cash in spread accounts.......................................         (6,299)        (42,172)        (79,397)
  Due from securitization trusts...........................................        (22,095)         88,481        (177,076)
  Prepaid expenses and other assets........................................         (3,121)        (10,402)         (5,787)
  Increase (decrease) in liabilities:
    Deferred income taxes..................................................          1,845          16,947          35,688
    Accounts payable and accrued liabilities...............................          1,647           6,141           3,369
                                                                             -------------   -------------   -------------
           Total cash used in operating activities.........................        (78,774)       (135,659)       (253,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment...................             68              37              26
Purchase of furniture, fixtures and equipment..............................           (362)         (1,089)         (5,108)
Purchase of subordinated certificates......................................           (962)         (2,046)         (2,596)
Collections on subordinated certificates...................................            339             510           1,078
                                                                             -------------   -------------   -------------
           Total cash used in investing activities.........................           (917)         (2,588)         (6,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock.................................            288          95,866         152,079
Net proceeds from issuance of 8% Convertible Preferred Stock...............            (10)             --              --
Payment of dividends on 8% Convertible Preferred Stock.....................         (2,300)         (2,213)         (1,152)
Proceeds from borrowings under warehouse facilities........................        426,161       1,605,583       2,159,523
Repayment of borrowings under warehouse facilities.........................       (342,082)     (1,685,241)     (2,074,913)
Unsecured subordinated notes, net..........................................            306          12,699          40,684
Proceeds from issuance of long-term debt...................................         12,000              --              --
Repayments of long-term debt...............................................             --         (30,000)             --
Proceeds from issuance of Senior Notes.....................................             --          55,000              --
Repayment of Senior Notes..................................................             --         (55,000)             --
Proceeds from issuance of Senior Term Notes................................             --         145,000              --
Repayments of Senior Subordinated Notes....................................             --         (15,000)             --
Deferred debt issuance cost, net...........................................           (259)         (2,541)            (13)
Reduction of capital lease obligations.....................................           (532)         (1,183)         (1,764)
                                                                             -------------   -------------   -------------
           Total cash provided by financing activities.....................         93,572         122,970         274,444
                                                                             -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents.......................         13,881         (15,277)         14,717
Cash and cash equivalents at beginning of period...........................          2,736          16,617           1,340
                                                                             -------------   -------------   -------------
Cash and cash equivalents at end of period.................................  $      16,617   $       1,340   $      16,057
                                                                             -------------   -------------   -------------
                                                                             -------------   -------------   -------------

Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases............................................  $       1,524   $       3,609   $       5,569
  Cash paid for:
    Interest...............................................................          6,386          19,630          33,448
    Taxes..................................................................             --              92              --

                See notes to consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Olympic Financial Ltd. (the "Company") operates in a single industry, purchases, securitizes and services consumer automobile retail installment loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. The Company provides a competitive and consistent alternative source of retail financing to more than 7,700 automobile dealers for their customers' purchases of new and used automobiles and light trucks. The Company does not purchase more than 1.0% of its loans from any one dealer. Since its founding in March 1990, the Company has established 17 regional buying centers in Arizona, Northern and Southern California, Colorado, Florida, Georgia, Massachusetts, Minnesota, Missouri, New York, North Carolina, Ohio, Tennessee, North, South and West Texas, and Washington. The Company's dealer network includes dealers in 39 states. At December 31, 1996, the Company's only significant geographic concentration in its servicing portfolio was to borrowers in the state of Texas which consisted of approximately 22% of the total servicing portfolio. Management does not believe that the Company has any current material exposures to geographic or dealer concentrations.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

    Certain reclassifications have been made to the December 31, 1995 and 1994 balances to conform to current period presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers all significant investments with an original maturity of three months or less to be cash equivalents.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    DUE FROM SECURITIZATION TRUST

    Under Olympic's securitization structures, the Company delivers loans to a securitization trust and subsequently receives cash from the trust for such loans concurrent with the legal closing of the transaction typically six to 10 days after delivery. All terms of the transfer of assets to the trust are fixed and determinable at the time of delivery.

    AUTOMOBILE LOANS HELD FOR SALE

    Loans are carried at the lower of their principal amount outstanding (amortized cost), including related unearned dealer participations, or market value. Market value is estimated based on the characteristics of the loans held for sale and the terms of recent sales of similar loans completed by the Company.

                             OLYMPIC FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interest on these loans is accrued and credited to interest income based upon the daily principal amount outstanding.

    In accordance with Emerging Issues Task Force ("EITF") Issue 92-10, LOAN ACQUISITIONS INVOLVING TABLE FUNDING ARRANGEMENTS, the EITF set forth specific criteria providing the distinction between purchasers and originators of loans. For financial reporting purposes, the Company is in substance an originator of automobile loans. Therefore, participations paid to dealers are deferred and amortized over the life of the underlying loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Any unamortized deferred costs remaining at the time the loan is sold is considered a portion of the basis of loans held for sale and charged to expense as a component of any subsequent gain or loss on sale.

    Dealer participations are calculated by amortizing the customer loan at the interest rate charged by the automobile dealer to the automobile purchaser and at the rate offered by the Company to the dealer and recognizing the difference between these two aggregate interest amounts as the dealer participation. This amount is paid to the dealer at or near the original purchase date of the loan. A portion of this amount is generally recoverable from the dealer in the event of a default or prepayment within a time period specified in the dealer agreement. The balance is recovered over time as a portion of excess cash flows released from securitization trusts.

    FINANCE INCOME RECEIVABLE

    Finance income receivable includes (i) the estimated present value of future cash flows from securitization transactions ("gain on sale of loans"), (ii) accrued interest receivable on loans held for sale, but not yet collected through the date of sale, (iii) interest earned on spread accounts and other cash accounts established in connection with the Company's securitizations and
(iv) interest earned on previously discounted cash flows. The components of finance income receivable are recovered by the Company, and finance income receivable is reduced, over the life of the securitized loans through the return of cash flows in excess of spread account requirements.

    Finance income receivable excludes deferred service fee income which represents the amount of future cash flows to be recognized as earned over the period for which the Company services the securitized loans.

    Reserve for loan losses included in finance income receivable represents the estimated amount of loan losses expected to be incurred over the life of the underlying loans included in the securitization transactions.

    The carrying amount of finance income receivable is reviewed periodically to determine if differences exist between estimated and actual credit losses, prepayment rates and weighted average APR at each balance sheet date using the discount factor applied in the original determination of the receivable. In addition, at the same dates, the Company assesses the effect of changes in estimates, if any, on the carrying amount of the finance income receivable. The Company's analysis determines that the finance income receivable is not recorded in excess of the present value of the estimated remaining excess cash flows. The Company does not increase the carrying amount of finance income receivable for favorable variances from original estimates, but to the extent that actual results exceed the Company's prepayment or loss estimates, or there is a greater than anticipated decline in the weighted average APR of loans sold, any required

                             OLYMPIC FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) decrease to finance income receivable is reflected as a reduction of current period earnings. There were no material adjustments to the carrying amount of finance income receivable during the three years ended December 31, 1996. Adjustments due to modification of future estimates are determined on a disaggregated basis according to each asset securitization transaction.

    CASH RESTRICTED IN SPREAD ACCOUNTS

    The Company is required to maintain spread accounts to protect investors in securitization transactions and credit enhancers against credit losses. The initial deposit, if required, and excess cash flows from securitization transactions are retained for each securitization until the spread account balance increases to a specified percentage of the underlying loans included in the securitization. Funds in excess of specified percentages are remitted to the Company, through its wholly-owned subsidiary Olympic Receivables Finance Corp. ("ORFC"), over the remaining life of the securitization. For each securitization trust, there is no recourse to the Company beyond the balance in the spread accounts or the trust's future earnings.

    FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their useful lives. Capital lease assets are amortized over their lease terms on a straight line basis.

    ADVANCES DUE TO SERVICER

    As servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with the Company's servicing agreements, the Company makes advances only in the event it expects to recover them through the ultimate payments from the obligor on the loan.

    DEFERRED DEBT ISSUANCE COSTS

    The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the contractual maturity of the related debt and recognized as a component of interest expense.

    SERVICING FEE RECEIVABLE

    The Company earns a servicing fee for servicing loans sold to investors through securitization. These fees are paid to the Company by the securitization trust on a monthly basis.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for future tax consequences related to differences between the current carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured based on enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                             OLYMPIC FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INTEREST MARGIN

    The Company's net interest margin represents the sum of (i) net interest on loans held for sale based on the net interest rate spread, (ii) investment earnings on short-term investments and spread accounts and other cash accounts established in connection with the Company's securitizations and (iii) the recognition of the interest component of previously discounted cash flows, calculated at the present value discount rate used in determining the gain on sale.

    NET INCOME PER SHARE

    Income for primary earnings per share is adjusted for dividends on 8% Convertible Preferred Stock and is computed based on the weighted average number of common and dilutive common stock equivalents arising from the assumed exercise of outstanding warrants and stock options (calculated using the treasury stock method). Fully diluted earnings per share data for annual periods prior to 1996, is computed by using such weighted average common stock and common stock equivalents increased by the assumed conversion of the 8% Convertible Preferred Stock into shares of Common Stock. All of the Company's 8% Convertible Preferred Stock had been redeemed or converted at December 31, 1996. If all of the Company's 8% Convertible Preferred Stock had converted at the beginning of 1996, primary earnings per share for the year ended December 31, 1996 would have been $1.67. The effect on quarterly primary earnings per share would have been immaterial. For the purpose of computing the net income per common share equivalent data, all warrants and options issued are treated as if exercised for shares of Common Stock on their respective date of original issuance.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," including cash and cash equivalents, due from securitization trusts, finance income receivable, restricted cash in spread accounts, amounts due under warehouse facilities and Junior Subordinated Notes are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value. Automobile loans held for sale are accounted for at the lower of amortized cost or market value. Fair value of the Company's Senior Term Notes and 10.125% Senior Subordinated Notes is determined using available market quotes. At December 31, 1996 and 1995, the Company had $145.0 million of Senior Term Notes outstanding with an estimated fair value of $161.0 million at December 31, 1996 and $158.1 million at December 31, 1995. The Company also had $30.0 million of Senior Subordinated Notes issued during 1996 and outstanding at December 31, 1996. The carrying amount of the Senior Subordinated Notes approximates fair value.

2. ACCOUNTING CHANGES

    STOCK BASED COMPENSATION PLANS

    SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, however, the Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees."

                             OLYMPIC FINANCIAL LTD.

2. ACCOUNTING CHANGES (CONTINUED)
See Footnote No. 11, for pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted.

    TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
     LIABILITIES

    Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), was issued by the Financial Accounting Standards Board in June 1996 and is effective on a prospective basis for all transactions after December 31, 1996. SFAS 125 was issued to clarify certain aspects of previously issued statements regarding transfers of financial assets and to create guidance on a wider spectrum of financial assets. The Company will adopt the provisions of SFAS 125 on January 1, 1997 and does not believe that this statement will have a material effect on its statement of operations or financial position.

3. AUTOMOBILE LOANS HELD FOR SALE

    The weighted average interest rate on automobile loans held for sale was 15.22% and 14.04% at December 31, 1996 and 1995, respectively. Accrued interest receivable on automobile loans held for sale aggregated $0.2 million and $0.6 million as of December 31, 1996 and 1995, respectively.

4. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable as of December 31:

(Dollars in thousands)                                                             1995        1996
                                                                                ----------  ----------
Estimated cash flows on loans sold, net of estimated prepayments..............  $  285,517  $  549,876
Deferred servicing income.....................................................     (37,780)    (59,473)
Reserve for loan losses.......................................................     (42,270)    (95,005)
                                                                                ----------  ----------
  Undiscounted cash flows on loans sold, net of estimated prepayments.........     205,467     395,398
Discount to present value.....................................................     (19,466)    (32,482)
                                                                                ----------  ----------
                                                                                $  186,001  $  362,916
                                                                                ----------  ----------
                                                                                ----------  ----------
Reserve for loan losses as a percentage of servicing portfolio................       1.86%       2.51%

                             OLYMPIC FINANCIAL LTD.

4. FINANCE INCOME RECEIVABLE (CONTINUED)
    The following represents the roll-forward of the finance income receivable balance for the two years ended December 31, 1996:

(Dollars in thousands)
Balance, December 31, 1994..................................................................  $   58,540
Excess cash flows on loans sold, net of estimated prepayments...............................     141,147
  Return of excess cash flows...............................................................     (21,054)
  Recognition of present value effect of cash flows.........................................       7,368
                                                                                              ----------
Balance, December 31, 1995..................................................................     186,001
  Excess cash flows on loans sold, net of estimated prepayments.............................     201,376
  Return of excess cash flows...............................................................     (43,351)
  Recognition of present value effect of cash flows.........................................      18,890
                                                                                              ----------
Balance, December 31, 1996..................................................................  $  362,916
                                                                                              ----------
                                                                                              ----------

5. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment, as of December 31, consists of the following:

(Dollars in thousands)                                                                1995        1996
                                                                                    ---------  ----------
OWNED
Office furniture and equipment....................................................  $   2,385  $    6,637
Automobiles.......................................................................        220         313
Computer equipment................................................................        319       1,003
                                                                                    ---------  ----------
    Total.........................................................................      2,924       7,953

CAPITALIZED LEASES
Office furniture and equipment....................................................      2,677       4,280
Computer equipment................................................................      2,621       5,545
                                                                                    ---------  ----------
    Total.........................................................................      5,298       9,825
                                                                                    ---------  ----------
Total furniture, fixtures and equipment (at cost).................................      8,222      17,778
Less:
  Accumulated depreciation and amortization.......................................     (1,876)     (4,148)
                                                                                    ---------  ----------
Furniture, fixtures and equipment, net............................................  $   6,346  $   13,630
                                                                                    ---------  ----------
                                                                                    ---------  ----------

    Depreciation expense including amortization of assets under capital lease obligations for the years ended December 31, 1996, 1995 and 1994 was $3.2 million, $1.0 million and $0.5 million, respectively.

                             OLYMPIC FINANCIAL LTD.

6. OTHER ASSETS

    Other assets, as of December 31, consists of the following:

(Dollars in thousands)                                                                1995       1996
                                                                                    ---------  ---------
Advances due to servicer..........................................................  $   9,046  $   8,140
Deferred debt issuance costs......................................................      4,444      4,438
Investment in subordinated certificates...........................................      2,811      4,329
Servicing fee receivable..........................................................      1,855      3,121
Prepaid expenses..................................................................      1,545      2,755
Repossessed assets................................................................        431      1,577
Other assets......................................................................      1,839      4,929
                                                                                    ---------  ---------
                                                                                    $  21,971  $  29,289
                                                                                    ---------  ---------
                                                                                    ---------  ---------

7. AMOUNTS DUE UNDER WAREHOUSE FACILITIES

    At December 31, 1996, the Company had three warehouse facilities with an aggregate capacity of $800.0 million in place with various financial institutions and institutional lenders of which $688.9 million was available. Borrowings under these facilities are collateralized by certain loans held for sale. The weighted average interest rate on outstanding borrowings under the warehouse facilities was 6.27% and 7.23% at December 31, 1996 and 1995, respectively.

    In December 1996, the Company entered into a commercial paper conduit facility sponsored by Bank of America. Under this facility, the Company's wholly-owned special purpose subsidiary, may sell up to $300.0 million in retail automobile contracts to Arcadia Receivables Conduit Corporation ("ARCC"), a special purpose corporation owned by the Company. The purchase price to ARCC is funded through borrowings from Receivables Capital Corporation ("RCC"), a special purpose corporation administered by Bank of America, which in turn funds such borrowings through the issuance of commercial paper. This facility is subject to annual renewals through December 1999.

    Also during 1996, the Company entered into a Credit Agreement with banks led by Bank of America. Under this agreement, the Company may borrow up to $170.0 million. The Company may borrow an amount equal to 95% of the outstanding principal amount of eligible automobile loans pledged to secure the indebtedness depending on certain portfolio performance tests. The Company's Credit Agreement matures in July, 1997.

    Additionally, the Company, through its special purpose subsidiary, Olympic Receivables Finance Corp. II ("ORFC II"), participates in a $330.0 million receivables warehouse facility which utilizes a commercial paper conduit sponsored by J.P. Morgan. Under a receivables purchase agreement between the Company and ORFC II, the Company has agreed to sell automobile loans to ORFC which funds the purchase by selling the automobile loans to an owner trust (the "Owner Trust") under repurchase agreements. The Owner Trust is funded through borrowings from Delaware Funding Corporation ("DFC"), a J.P. Morgan commercial paper company which in turn funds such borrowers through the issuance of commercial paper. In January 1997, the Company agreed to reduce the capacity of the J.P. Morgan Facility from $300 million to approximately $250 million and to extend such facility through December 1997 with annual renewal options through December 1998.

                             OLYMPIC FINANCIAL LTD.

8. LONG-TERM DEBT

    SENIOR TERM NOTES

    In April 1995, the Company issued to the public $145.0 million principal amount of 13% Senior Notes due 2000 (the "Senior Term Notes"). Interest on the Senior Term Notes is payable semi-annually on November 1 and May 1 of each year, commencing November 1, 1995. The Senior Term Notes are not callable prior to May 1, 1998. Thereafter, the Senior Term Notes are redeemable, in whole or in part, at the option of the Company, at 108.5% and 104.25% if redeemed during the twelve month periods beginning May 1, 1998, and 1999, respectively, together with accrued and unpaid interest to the date of redemption. The Company will be obligated to make an offer to purchase all outstanding Senior Term Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest to the date of purchase if certain covenants (as defined within the Senior Term Note Indenture) regarding sales of assets, change in control or annualized net losses are not met.

    Except for a reserve fund equal to one interest payment on the outstanding principal balance of the Senior Term Notes, the Senior Term Notes are unsecured obligations to the Company and will rank senior to all outstanding subordinated notes of the Company and PARI PASSU in right of payment with all unsecured and unsubordinated indebtedness of the Company. The reserve fund may be used by the Company to purchase automobile loans at an advance rate of 90% of principal balance of the loans purchased which are pledged against the Senior Term Notes. See Note No. 14, Subsequent Events.

    SUBORDINATED NOTES

    Subordinated notes outstanding as of December 31, are as follows:

(Dollars in thousands)                                                      1995       1996
                                                                          ---------  ---------
Senior subordinated notes, Series 1996-A................................  $      --  $  30,000
Junior subordinated notes...............................................     13,005     23,689
                                                                          ---------  ---------
                                                                          $  13,005  $  53,689
                                                                          ---------  ---------
                                                                          ---------  ---------

    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of its 10.125% Subordinated Notes, Series 1996-A due 2001 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable monthly beginning May 15, 1996. The Senior Subordinated Notes may not be redeemed prior to May 15, 1998. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Subordinated Notes, in whole or in part, at 101.5% of the principal amount of Senior Subordinated Notes redeemed, or 100% thereof on or after May 15, 1999, plus accrued interest to and including the redemption date. The Senior Subordinated Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Subordinated Notes).

    In September 1994, the Company completed a shelf registration to issue up to $50.0 million of Junior Subordinated Notes. The Junior Subordinated Notes are issued in minimum denominations of $1,000 and include extendible notes having maturities ranging from 30 days to one year from the date of issue and fixed term notes having maturities of one to ten years from date of issue. The Company may adjust interest rates on unsold notes prior to sale and on extendible notes at any roll-over date based on current market conditions. As of December 31, 1996, the weighted average maturity and interest rate of the Unsecured Subordinated Notes were 14.2 months and 9.50%, respectively.

                             OLYMPIC FINANCIAL LTD.

8. LONG-TERM DEBT (CONTINUED)

    Maturities of long-term debt outstanding at December 31, 1996 were:

(Dollars in thousands)
YEAR ENDING
  1997........................................................................  $   12,516
  1998........................................................................       7,747
  1999........................................................................         522
  2000........................................................................     145,616
  2001........................................................................      32,018
  2002 and thereafter.........................................................         270
                                                                                ----------
      Total...................................................................  $  198,689
                                                                                ----------
                                                                                ----------

9. COMMITMENTS AND CONTINGENCIES

    The Company leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. Additionally, the Company leases its office space under operating leases. Total rent expense on operating leases was $4.7 million, $1.8 million and $0.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

    Future minimum lease payments required under capital and noncancelable operating leases with terms of one year or more, at December 31, 1996 were:

                                                                     CAPITAL    OPERATING
(Dollars in thousands)                                               LEASES      LEASES
                                                                    ---------  -----------
YEAR ENDING
  1997............................................................  $   3,168   $   6,337
  1998............................................................      2,924       6,405
  1999............................................................      1,371       5,874
  2000............................................................      1,089       4,559
  2001............................................................        697       3,240
  2002 and thereafter.............................................         44       2,574
                                                                    ---------  -----------
    Total.........................................................      9,293   $  28,989
                                                                               -----------
                                                                               -----------
Less amounts representing interest................................     (1,564)
                                                                    ---------
Present value of net minimum lease payments.......................  $   7,729
                                                                    ---------
                                                                    ---------

    Under the terms of sales of automobile loans completed through securitization transactions, the Company may be obligated to repurchase certain automobile loans due to failure of the assets to meet specifically defined criteria. The Company may substitute other assets for those repurchased because of failure to meet the specifically defined criteria. The Company's potential obligation for defaulted automobile loans, if realized, is expected to be satisfied through the use of cash collateral accounts included in the securitization transactions. The Company may not substitute other assets for defaulted automobile loans.

    Proceeds of transfers of automobile loans with limited recourse, accounted for as sales, during the years ended December 31, 1996, 1995 and 1994 were $2.8 billion, $1.9 billion and $712.2 million, respectively. The outstanding balance of automobile loans transferred and serviced for others in connection with securitization transactions since the Company's inception was $3.8 billion at December 31, 1996.

                             OLYMPIC FINANCIAL LTD.

10. SHAREHOLDERS' EQUITY

    On May 18, 1995, the shareholders approved an amendment to the Company's Articles of Incorporation which increased its authorized capital stock from 35,714,286 to 100,000,000 shares. The Company had reserved shares of authorized but unissued Common Stock at December 31, 1996, as follows:

Warrants.........................................  1,756,273
Restricted stock election plans..................    592,348
Employee stock purchase plan.....................    276,891
Stock options....................................  2,854,585
                                                   ---------
                                                   5,480,097
                                                   ---------
                                                   ---------

    COMMON STOCK

    In April 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares.

    In April 1995, the Company completed a secondary public offering of 9,849,900 shares of its Common Stock at $10.00 per share including an over-allotment option of 1,284,900 shares and 65,000 shares pursuant to the exercise of warrants. Additionally, pursuant to demand registration rights of certain warrants issued by the Company between 1992 and 1994 in connection with its issuance of 11.75% Senior Secured and 9.875% Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995, covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. During 1995 and 1996, 1,650,569 and 754,520 shares of Common Stock had been issued in connection with the exercise of warrants for aggregate proceeds of $6.9 million and $3.1 million, respectively. As of December 31, 1996, the Company had remaining warrants outstanding for the purchase of 1,756,273 shares of Common Stock at exercise prices ranging from $4.13 to $4.75 per share. Additionally, in December 1995, the Company's Board of Directors authorized the issuance of 10 shares of Common Stock to each employee as a reward for current year results. An aggregate 6,180 shares were issued.

    8% CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

    In December 1993, the Company sold 1,150,000 shares of its 8% Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") at $25 per share (listed on the Nasdaq National Market under the trading symbol "OLYMP"). In October 1996, the Company called for redemption on December 2, 1996, all of its outstanding Preferred Stock. The total redemption price (including accrued and unpaid dividends) was $27.12 per share. As an alternative to having their preferred stock redeemed for cash, all but 200 shares of preferred stock converted into common stock at a rate of 4.662 shares of common stock for each share of preferred prior to the redemption date.

    SHAREHOLDER RIGHTS PLAN

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held on November 22, 1996. The Rights expire on October 28, 2006. Each Right generally will entitle shareholders, in certain circumstances, to buy one-thousandth of a newly issued share of Class A Preferred Stock of the Company at an exercise price of $90.00 per share. The Rights generally will be exerciseable and transferable apart from Common Stock only if a person or group would beneficially own 15% or more of the Common Stock. If any person becomes the beneficial owner of 15% or more of

                             OLYMPIC FINANCIAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)
the Company's Common Stock, then each Right not owned by a 15% or more shareholder or certain related parties will generally entitle its holders to purchase, at the Right's then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right's exercise price. In addition, if, after any person has become a 15% or more shareholder, the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock of such other person having a value twice the Right's exercise price.

    The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 15% or more of the Company's Common Stock.

    COMMON STOCK DIVIDENDS

    Under the Company's debt agreements, the Company may not pay any dividend or make any other distribution on its Common Stock, nor may the Company redeem or repurchase any of its Common Stock. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS

    RESTRICTED STOCK ELECTION PLANS

    In July of 1994, the Board of Directors of the Company adopted a Restricted Stock Election Plan (the "1994 Stock Election Plan"). The purpose of the 1994 Stock Election Plan is to reward management performance and to build each participant's equity interest in the stock of the Company by providing long-term incentives and rewards to officers and other key management employees of the Company and its subsidiaries. The 1994 Stock Election Plan allows certain employees of the Company to elect to receive all or a portion of certain bonuses they are entitled to receive from the Company in 1994 through 1997 in the form of shares of the Company's Common Stock. The 1994 Stock Election Plan authorizes the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. A total of 800,000 shares of Common Stock are set aside for awards under the 1994 Stock Election Plan. As of December 31, 1996 there have been 523,466 shares granted under the plan with 316,519 shares remaining subject to restriction.

    In December 1995, the Board of Directors of the Company adopted a second Restricted Stock Election Plan (the "1998 Stock Election Plan"). The purpose of this Plan is the same as that of the 1994 Stock Election Plan except that it is applicable to bonuses which may be earned by certain key employees of the Company in the years 1998 through 2000. As with the 1994 Stock Election Plan, the 1998 Stock Election Plan authorizes the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. A total of 600,000 shares of the Common Stock have been set aside for awards under the 1998 Stock Election Plan. As of December 31, 1996 there have been 284,186 shares granted under the 1998 Stock Election Plan, all of which remain subject to restriction.

    In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", the Company recorded deferred compensation as a reduction to shareholders' equity for the portion of the restricted

                             OLYMPIC FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED) stock award not yet earned. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period. In connection with the 1994 Stock Election Plan, the Company recognized $1.0 million, $0.8 million and $0.3 million of compensation expense for the years ended December 31, 1996, 1995 and 1994, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    In July 1993, the Company adopted an Employee Stock Purchase Plan (the "Plan"). This Plan is available to all employees, including officers, who are employed for at least 20 hours per week and more than five months in a calendar year. All employees are eligible except those (i) who own and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power of the capital stock of the Company, or (ii) who, for each calendar year, are entitled to purchase more than $25,000 of fair market value of such stock under all employee stock purchase plans. The participants purchase stock on each exercise date (June 30 and December 31), and the shares are issued within thirty days thereafter.

    The exercise price is determined to be 85% of the lower of the mean of the bid and ask prices of the Company's Common Stock on January 1, at the date the participant becomes eligible, or on each exercise date. A total of 500,000 shares of Common Stock has been reserved for issuance under the Plan. As of December 31, 1996, 223,109 shares of Common Stock have been issued to the Company's employees under the Plan. The Plan is noncompensatory and results in no expense to the Company.

    DIRECTOR OPTION PLAN

    The 1992 Director Stock Option Plan (the "DSOP") was approved by the shareholders at the 1992 Annual Meeting. The DSOP provides for the automatic grant of options to purchase the Company's Common Stock to outside directors according to fixed terms. The DSOP provides that a new outside director automatically receives options to purchase 15,000 shares upon first becoming an outside director and an additional 15,000 shares on each anniversary date of the original grant, up to a maximum of 120,000 shares. The maximum aggregate number of shares of the Company's Common Stock which may be issued pursuant to the DSOP is 840,000. As of December 31, 1996, 200,000 options to outside directors have been issued and remain outstanding at exercise prices ranging from $3.00 to $23.88. At December 31, 1996, 1995 and 1994 there were 175,000 options, 285,000 options and 195,000 options, respectively, exercisable under the DSOP.

    STOCK OPTION PLAN

    The Company has a Stock Option Plan (the "1990 Plan") which provides for the granting of incentive and nonqualified options to designated employees and non-employees, including consultants of the Company, to purchase up to a maximum of 2,000,000 shares of the Company's Common Stock. The 1990 Plan is administered by the Compensation Committee of the Board of Directors and has the authority and discretion to determine the employees, officers, directors and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option (not to be less than fair market value for incentive options). Options may not be granted under the 1990 Plan after January 17, 2001. The term of each option, which is fixed by the Compensation Committee, generally may not exceed ten years from the date the option is granted. The 1990 Plan is noncompensatory and results in no expense to the Company. At December 31, 1996, 1995 and 1994, there were 702,450 options, 548,165 options and 495,809 options, respectively, exercisable under the 1990 Plan.

                             OLYMPIC FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)
    A summary of stock option activity under the 1990 Plan is as follows:

                                                                                 OUTSTANDING OPTIONS
                                                                     --------------------------------------------
                                                                     RESERVED SHARES    NUMBER    PRICE PER SHARE
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1993.........................................      1,000,000       530,566  $ 0.48-$6.00
  Granted..........................................................             --       371,571     4.63-5.38
  Exercised........................................................             --            --      --  --
  Canceled.........................................................             --        (7,000)    4.63-5.88
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1994.........................................      1,000,000       895,137     0.48-6.00
  Granted..........................................................      1,000,000       515,000    6.00-16.19
  Exercised........................................................             --       (71,166)    3.00-6.00
  Canceled.........................................................             --       (48,000)    4.63-5.88
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1995.........................................      2,000,000     1,290,971    0.48-16.19
  Granted..........................................................             --       520,000    14.06-20.75
  Exercised........................................................             --      (116,749)    0.48-7.63
  Canceled.........................................................             --            --      --  --
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1996.........................................      2,000,000     1,694,222  $ 0.48-$20.75
                                                                     ---------------  ----------  ---------------
                                                                     ---------------  ----------  ---------------

    In 1996, 1995 and 1994, the Company granted to a director options to purchase a total of 325,000, 40,000 and 100,000 shares, respectively, of the Company's Common Stock under Non-statutory Stock Option Agreements. These options were granted in connection with such director's appointment as Chairman of the Executive Committee of the Board of Directors and in consideration for certain consulting arrangements entered into between the Company and the director and have exercise prices ranging from $5.13 to $17.38. At December 31, 1996 and 1995, there were 240,000 and 100,000 options, respectively, exerciseable under the Non-statutory Stock Option Agreements.

    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, is presented below. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the weighted-average risk-free interest rate assumptions for 1995 and 1996 at 6.7%, volatility factor of the expected market price of the Company's Common Stock of .68 and an option life of five or ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

                                                                            1995       1996
                                                                          ---------  ---------
Pro forma net income                                                      $  24,697  $  57,935
Pro forma earning per share:
  Primary...............................................................  $    1.12  $    1.72
  Fully diluted.........................................................  $    0.93  $    1.59

                             OLYMPIC FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)
    The weighted average fair value of options granted during 1996 was $13.53.

    Subsequent to December 31, 1996, the Company granted the option to purchase 1,200,000 shares of the Company's Common Stock under terms of an employment agreement with its newly elected Chief Executive Officer. The options are exercisable at $14.87 per share, ratably over a three year period beginning in 1998 and had a fair value, as computed under the provisions of SFAS 123, of $11.87 at the date of grant.

    CASH SURRENDER VALUE OF LIFE INSURANCE

    In October 1995, the Company entered into split-dollar insurance agreements with certain employees of the Company. Under the terms of the agreements, the Company pays the premium due on life insurance policies owned by the employee that build cash surrender value while also providing life insurance benefits for the employee. The Company is entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever is lower, if the agreement or the policy is terminated. In the event of death of the insured, the Company will be entitled to a refund of all previously paid premiums. At December 31, 1996, these policies had cash surrender value of $958,000. There was no cash surrender value at December 31, 1995.

12. INCOME TAXES

    The components of income tax expense for the three years ended December 31, 1996 consist of the following:

(Dollars in thousands)                                            1994       1995       1996
                                                                ---------  ---------  ---------
Provision for deferred taxes:
  Federal.....................................................  $   1,614  $  17,078  $  32,641
  State.......................................................        231      2,440      3,047
                                                                ---------  ---------  ---------
    Provision for income taxes................................      1,845     19,518     35,688
  Tax effect of extraordinary items...........................         --     (2,571)        --
                                                                ---------  ---------  ---------
    Applicable income taxes, after extraordinary items........  $   1,845  $  16,947  $  35,688
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 35% for the three years ended December 31, 1996 is as follows:

(Dollars in thousands)                                            1994       1995       1996
                                                                ---------  ---------  ---------
Federal tax at statutory rate.................................  $   2,054  $  17,078  $  33,601
State income tax, net of federal benefit......................        253      2,440      3,715
Effect of reversal of valuation allowance.....................       (688)        --         --
Other.........................................................        226         --     (1,628)
                                                                ---------  ---------  ---------
  Provision for income taxes..................................      1,845     19,518     35,688
Tax effect of extraordinary items.............................         --     (2,571)        --
                                                                ---------  ---------  ---------
  Applicable income taxes, after extraordinary items..........  $   1,845  $  16,947  $  35,688
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
  Effective income tax rate...................................       40.0%      40.0%      37.2%

                             OLYMPIC FINANCIAL LTD.

12. INCOME TAXES (CONTINUED)
    Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax-effected temporary differences and carryforwards which comprise the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 31,
                                                                  ----------------------
(Dollars in thousands)                                               1995        1996
                                                                  ----------  ----------
Deferred Tax Assets:
  Securitization expenses.......................................  $    4,245  $    5,089
  Other.........................................................          --       1,364
                                                                  ----------  ----------
  Gross deferred tax assets.....................................       4,245       6,453

Deferred Tax Liabilities:
  Gain on securitizations.......................................     (41,025)    (84,595)
  Other.........................................................        (411)     (3,796)
                                                                  ----------  ----------
  Gross deferred tax liabilities................................     (41,436)    (88,391)
                                                                  ----------  ----------
Net temporary differences.......................................     (37,191)    (81,938)
Net operating loss carryforwards (expiring 2006-2011)...........      18,491      27,551
                                                                  ----------  ----------
  Net deferred tax liability....................................  $  (18,700) $  (54,387)
                                                                  ----------  ----------
                                                                  ----------  ----------

    At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $74.1 million which are available to offset future federal taxable income and expire no earlier than 2006. No valuation allowance was required as of December 31, 1996 or 1995 because it is more likely than not that the deferred tax asset will be realized against future taxable income. The timing of the realization of the benefits related to a portion of the income tax net operating loss carryforwards is limited on an annual basis under Section 382 of the Internal Revenue Code.

13. DERIVATIVE ACTIVITIES AND OFF-BALANCE SHEET RISK

    During the three years ended December 31, 1996, the Company entered into several hedging transactions to manage its gross interest rate spread on loans held for sale. The Company agreed to sell forward US Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. As of December 31, 1996 and 1995, the Company had entered into the following agreements to sell forward Two Year
Treasuries:

(Dollars in thousands)                                                1995           1996
                                                                  ------------   ------------
Notional amount outstanding.....................................  $    450,000   $    700,000
Unrealized gains (losses) on outstanding hedging transactions...  $       (574)  $        484

    The hedging transactions outstanding at December 31, 1996 are expected to close in March 1997.

    Hedging realized gains (losses) during the three year period ended December 31 1996 were:

(Dollars in thousands)                                                1994         1995         1996
                                                                   ----------   ----------   ----------
Realized gains (losses)..........................................  $      821   $  (11,719)  $     (349)

                             OLYMPIC FINANCIAL LTD.

13. DERIVATIVE ACTIVITIES AND OFF-BALANCE SHEET RISK (CONTINUED)
    The Company generally maintains a margin cash account of approximately 0.5% of the amount hedged with its counterparty in hedging transactions. See discussion of the Company's hedging policy in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital
Resources--Hedging and Pre-funding Strategy."

14. SUBSEQUENT EVENT

    In January 1997, the Company offered to purchase all of its 13% Senior Term Notes, due 2000, at a price of $1,117.50 for each $1,000 principal amount thereof, together with accrued and unpaid interest up to the date of purchase. In connection with the offer to purchase, the Company is soliciting consent from the holders of the 13% Senior Term Notes to remove substantially all financial covenants applicable to such notes and is paying each holder of 13% Senior Term Notes $20.00 in cash for each $1,000 of principal amount thereof if the required consents are received. The Company will not be obligated to purchase any 13% Senior Term Notes unless (1) a majority of the 13% Senior Notes not owned by the Company or any of its affiliates are properly tendered, (2) consents sufficient to approve the amendments are obtained and (3) the Company has deposited funds with the depository sufficient to purchase all Senior Term Notes tendered, whether from proceeds of a proposed public offering of senior notes aggregating not less than $170 million or from other new financing sources acceptable to the Company. In connection therewith, the Company proposes to make a public offering of up to $300 million principal amount of senior notes. Proceeds from this transaction will be used to repurchase up to $145 million principal amount of the Company's outstanding 13% Senior Term Notes pursuant to the tender offer, as well as for general corporate purposes. The public offering, which is expected to commence during the week of February 3, 1997, will be made by means of a prospectus under the Company's shelf registration statement under the Securities Act of 1933, as amended. The Company's offer to purchase the 13% Senior Term Notes expires at 5:00 p.m. Eastern Standard Time, on February 20, 1997 unless extended.

15. UNAUDITED SELECTED QUARTERLY DATA

    FOURTH QUARTER RESULTS OF OPERATIONS

    The Company purchased $740.9 million of automobile loans in the fourth quarter of 1996 compared to $588.7 million for the same period in 1995, and securitized $720.2 million in 1996 compared to $574.5 million in 1995. Net income in the fourth quarter of 1996 was $17.4 million compared to $10.2 million in 1995. Increased average loans held for sale and a widening in the Company's net interest rate spread in the fourth quarter of 1996, resulted in an increase in net interest margin to $17.5 million from $9.4 million in the same period a year ago. Non-interest revenue increased to $1.9 million in the fourth quarter of 1996 compared to $0.6 million for same period in 1995 primarily due to late fees and insufficient fund charges. Operating expenses increased to $29.0 million in the fourth quarter of 1996 from $13.4 million in the same period of 1995 primarily due to increased salaries and benefits reflecting a twofold increase in associates as well as increased servicing and collection costs associated with an increased servicing portfolio and rise in volume of Classic loans.

                             OLYMPIC FINANCIAL LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  UNAUDITED SELECTED QUARTERLY DATA (CONTINUED)

                                                                                  QUARTER ENDED
                                                   ---------------------------------------------------------------------------
                                                     MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,      MARCH 31,
(Dollars in thousands)                                 1995          1995           1995             1995            1996
                                                   -------------  -----------  ---------------  ---------------  -------------
REVENUES:
Net interest margin..............................    $   4,538     $   7,630      $   9,601        $   9,423       $  12,300
Gain on sale of auto loans.......................        9,057        14,303         17,587           21,235          25,229
Service fee income...............................        2,300         3,003          3,872            4,812           5,743
Other non-interest income........................          159           238            405              569             724
                                                   -------------  -----------  ---------------  ---------------  -------------
  Total revenues.................................       16,054        25,174         31,465           36,039          43,996
EXPENSES:
Salaries and benefits............................        3,945         4,627          5,146            6,361           9,097
General and administrative and other operating
  expenses.......................................        4,495         4,973          6,097            7,083          10,919
Long-term debt and other interest expense........        1,845         4,574          5,205            5,546           5,516
                                                   -------------  -----------  ---------------  ---------------  -------------
  Total expenses.................................       10,285        14,174         16,448           18,990          25,532
                                                   -------------  -----------  ---------------  ---------------  -------------
Operating income before income tax and
  extraordinary items............................        5,769        11,000         15,017           17,049          18,464
Provision for income taxes.......................        2,307         4,384          6,007            6,820           7,386
                                                   -------------  -----------  ---------------  ---------------  -------------
Income before extraordinary items................        3,462         6,616          9,010           10,229          11,078
Extraordinary items..............................       (3,344)         (512)            --               --              --
                                                   -------------  -----------  ---------------  ---------------  -------------
Net income.......................................    $     118     $   6,104      $   9,010        $  10,229       $  11,078
                                                   -------------  -----------  ---------------  ---------------  -------------
                                                   -------------  -----------  ---------------  ---------------  -------------
PRIMARY EARNINGS PER SHARE:
Net income per common share before extraordinary
  items..........................................    $    0.23     $    0.29      $    0.34        $    0.39       $    0.41
Extraordinary items per common share.............        (0.27)        (0.02)            --               --              --
                                                   -------------  -----------  ---------------  ---------------  -------------
  Net income (loss) per common share.............    $   (0.04)    $    0.27      $    0.34        $    0.39       $    0.41
                                                   -------------  -----------  ---------------  ---------------  -------------
                                                   -------------  -----------  ---------------  ---------------  -------------
FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary
  items..........................................    $    0.19     $    0.25      $    0.30        $    0.34       $    0.37
Extraordinary items per share....................        (0.18)        (0.02)            --               --              --
                                                   -------------  -----------  ---------------  ---------------  -------------
  Net income per share...........................    $    0.01     $    0.23      $    0.30        $    0.34       $    0.37
                                                   -------------  -----------  ---------------  ---------------  -------------
                                                   -------------  -----------  ---------------  ---------------  -------------

Weighted average common and common equivalent
  shares outstanding:
  Primary........................................   12,505,372    20,656,566     24,528,119       24,547,195      25,741,672
  Fully diluted..................................   18,185,965    26,661,621    30,406,065        30,368,723      30,218,329


                                                    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
(Dollars in thousands)                                1996           1996             1996
                                                   -----------  ---------------  ---------------
REVENUES:
Net interest margin..............................   $  15,085      $  18,079        $  17,499
Gain on sale of auto loans.......................      25,452         30,113           34,979
Service fee income...............................       6,557          7,474            8,510
Other non-interest income........................       2,449          1,406            1,896
                                                   -----------  ---------------  ---------------
  Total revenues.................................      49,543         57,072           62,884
EXPENSES:
Salaries and benefits............................       8,813         10,286           12,555
General and administrative and other operating
  expenses.......................................      11,124         13,107           16,397
Long-term debt and other interest expense........       6,433          6,660            6,584
                                                   -----------  ---------------  ---------------
  Total expenses.................................      26,370         30,053           35,536
                                                   -----------  ---------------  ---------------
Operating income before income tax and
  extraordinary items............................      23,173         27,019           27,348
Provision for income taxes.......................       8,458          9,862            9,982
                                                   -----------  ---------------  ---------------
Income before extraordinary items................      14,715         17,157           17,366
Extraordinary items..............................          --             --               --
                                                   -----------  ---------------  ---------------
Net income.......................................   $  14,715      $  17,157        $  17,366
                                                   -----------  ---------------  ---------------
                                                   -----------  ---------------  ---------------
PRIMARY EARNINGS PER SHARE:
Net income per common share before extraordinary
  items..........................................   $    0.43      $    0.47        $    0.46
Extraordinary items per common share.............          --             --               --
                                                   -----------  ---------------  ---------------
  Net income (loss) per common share.............   $    0.43      $    0.47        $    0.46
                                                   -----------  ---------------  ---------------
                                                   -----------  ---------------  ---------------
FULLY DILUTED EARNINGS PER SHARE:
Net income per share before extraordinary
  items..........................................   $    0.40      $    0.44        $    0.45
Extraordinary items per share....................          --             --               --
                                                   -----------  ---------------  ---------------
  Net income per share...........................   $    0.40      $    0.44        $    0.45
                                                   -----------  ---------------  ---------------
                                                   -----------  ---------------  ---------------
Weighted average common and common equivalent
  shares outstanding:
  Primary........................................  33,508,215     35,896,149       37,873,845
  Fully diluted..................................  37,205,287    39,423,446        38,935,961

                                                     MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,      MARCH 31,
(Dollars in thousands)                                 1995          1995           1995             1995            1996
                                                   -------------  -----------  ---------------  ---------------  -------------
ASSETS
Cash and cash equivalents........................    $   5,654     $  14,839      $   9,169        $   1,340       $  22,552
Due from securitization trust....................      135,013        75,018         50,398               --         115,000
Auto loans held for sale.........................          500        61,801        108,808          118,556          82,857
Finance income receivable........................       86,848       118,113        150,538          186,001         232,007
Restricted cash in spread accounts...............       28,326        36,292         48,160           63,580          79,779
Other assets.....................................       12,647        16,971         23,663           28,317          33,542
                                                   -------------  -----------  ---------------  ---------------  -------------
  Total assets...................................    $ 268,988     $ 323,034      $ 390,736        $ 397,794       $ 565,737
                                                   -------------  -----------  ---------------  ---------------  -------------
                                                   -------------  -----------  ---------------  ---------------  -------------
LIABILITIES & EQUITY
Amounts due under warehouse facilities...........    $ 130,816     $     226      $  41,281        $  26,530       $ 127,224
Senior notes.....................................       50,000       145,000        145,000          145,000         145,000
Subordinated notes...............................       17,321         4,706          9,191           13,005          46,595
Capital lease obligations........................        1,737         1,898          2,822            3,924           6,635
Deferred income taxes............................        1,924         5,966         11,880           18,700          26,085
Accounts payable and accrued liabilities.........        6,430         9,358         15,982            9,822          21,633
Shareholders' equity.............................       60,760       155,880        164,580          180,813         192,565
                                                   -------------  -----------  ---------------  ---------------  -------------
  Total liabilities and equity...................    $ 268,988     $ 323,034      $ 390,736        $ 397,794       $ 565,737
                                                   -------------  -----------  ---------------  ---------------  -------------
                                                   -------------  -----------  ---------------  ---------------  -------------

                                                    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
(Dollars in thousands)                                1996           1996             1996
                                                   -----------  ---------------  ---------------
ASSETS
Cash and cash equivalents........................   $  22,575      $   3,593        $  16,057
Due from securitization trust....................     151,635        188,373          177,076
Auto loans held for sale.........................      52,300         18,925           36,285
Finance income receivable........................     264,466        307,953          362,916
Restricted cash in spread accounts...............     101,948        122,071          142,977
Other assets.....................................      37,735         42,910           42,919
                                                   -----------  ---------------  ---------------
  Total assets...................................   $ 630,659      $ 683,825        $ 778,230
                                                   -----------  ---------------  ---------------
                                                   -----------  ---------------  ---------------
LIABILITIES & EQUITY
Amounts due under warehouse facilities...........   $  17,837      $  38,486        $ 111,140
Senior notes.....................................     145,000        145,000          145,000
Subordinated notes...............................      52,288         53,563           53,689
Capital lease obligations........................       7,446          8,049            7,729
Deferred income taxes............................      34,543         44,405           54,387
Accounts payable and accrued liabilities.........      16,748         20,059           13,192
Shareholders' equity.............................     356,797        374,263          393,093
                                                   -----------  ---------------  ---------------
  Total liabilities and equity...................   $ 630,659      $ 683,825        $ 778,230
                                                   -----------  ---------------  ---------------
                                                   -----------  ---------------  ---------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1997 (the "1997 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers" on page 16.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

    (1) Financial Statements of Olympic Financial Ltd.:

       Report of Independent Auditors

       Consolidated Balance Sheets As of December 31, 1996 and 1995

       Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

       Financial statement schedules have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

    (3) Exhibits

     3.1   Restated Articles of Incorporation of the Registrant, as amended
             (incorporated by reference to Exhibit No. 4.1 to Registrant's Registration
             Statement on Form S-2, File No. 33-90108).

     3.2   Restated Bylaws of the Registrant, as amended (filed herewith).

     4.1   Rights Agreement dated as of November 1, 1996, between the Registrant and
             Norwest Bank Minnesota, National Association, as Rights Agent
             (incorporated by reference to Exhibit 1 to the Registrant's Registration
             Statement on Form 8-A filed November 7, 1996).

     4.2   First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota,
             National Association, as Trustee, relating to the Registrant's unsecured
             Extendible Notes and Fixed-Term Notes, including forms of Notes
             (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective
             Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form
             S-1, File No. 33-81512).

     4.3   Indenture, dated as of April 28, 1995, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee, relating to the
             Registrant's 13% Senior Notes due 2000 (incorporated by reference to
             Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     4.4   First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April 28, 1995, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, relating to the Registrant's
             13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.6 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1995).

     4.5   Indenture dated as of March 15, 1996, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee, relating to the
             Registrant's Subordinated Notes, Series 1996-A due 2001 (filed herewith).

     4.6   First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, relating to the Registrant's
             Subordinated Notes, Series 1996-A due 2001 (filed herewith).

    10.1   Securities Purchase Agreement, dated May 29, 1992, between the Registrant and the Investors named therein, as amended by the First Amendment thereto dated August 11, 1992, the Second Amendment thereto dated October 19,
             1992, the Third Amendment thereto dated September 14, 1993, the Fourth
             Amendment thereto dated November 22, 1993, the Fifth Amendment thereto dated August 29, 1992, the Sixth Amendment thereto dated September 8,
             1994, the Seventh Amendment thereto dated December 28, 1994, and Eighth
             Amendment thereto, dated March 6, 1995 (incorporated by reference to
             Exhibit 10.3 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.2   Ninth Amendment to the Securities Purchase Agreement, dated as of March 31,
             1996, by and among the Registrant and each of the investors named on the
             Investor Schedule attached thereto (filed herewith).

    10.3   Credit Agreement dated as of July 11, 1996 among the Registrant, various financial institutions (the "Lenders"), Bank of America National Trust and
             Savings Association, as Agent for the Lenders and First Bank National
             Association, as Co-Manager (filed herewith).

    10.4   First Amendment and Waiver to Credit Agreement dated as of September 18,
             1996 among the Registrant, the Lenders and Bank of America National Trust
             and Savings Association, as Agent for the Lenders (filed herewith).

    10.5   Trust Agreement dated as of December 28, 1995 between Olympic Receivables
             Finance Corp. II ("ORFC II") and Wilmington Trust Company, as owner trustee (the "Owner Trustee") (filed herewith).

    10.6   Amendment dated as of June 12, 1996 to Trust Agreement dated as of December
             28, 1995 between ORFC II and the Owner Trustee (filed herewith).

    10.7   Indenture dated as of December 28, 1995 between Olympic Automobile
             Receivables Warehouse Trust (the "Warehouse Trust") and Norwest Bank
             Minnesota, National Association, as indenture trustee (in such capacity, the "Indenture Trustee") (filed herewith).

    10.8   Supplemental Indenture dated as of June 12, 1996 to Indenture dated as of
             December 28, 1995 between the Warehouse Trust, the Indenture Trustee and
             Morgan Guaranty Trust Company of New York, as successor to J.P. Morgan
             Delaware, as administrative agent (in such capacity, the "Administrative
             Agent") for Delaware Funding Corporation ("DFC") (filed herewith).

    10.9   Receivables Purchase Agreement and Assignment dated as of December 28, 1995 between ORFC II, as Purchaser, and the Registrant, as Seller (filed herewith).

    10.10  Amendment dated as of June 12, 1996 to Receivables Purchase Agreement and
             Assignment dated as of December 28, 1995 between ORFC II and the
             Registration (filed herewith).

    10.11  Amendment No. 2 dated as of September 30, 1996 to Receivables Purchase
             Agreement and Assignment dated as of December 28, 1995 between ORFC II and the Registrant (filed herewith).

    10.12  Amendment No. 3 dated as of January 17, 1997 to Receivables Purchase
             Agreement and Assignment dated as of December 28, 1995 between ORFC II and the Registrant (filed herewith).

    10.13  Sale and Servicing Agreement dated as of December 28, 1995 among the
             Warehouse Trust, ORFC II, the Registrant, in its individual capacity and as Servicer, the Norwest Bank Minnesota, National Association, as Backup
             Servicer (in such capacity, the "Backup Servicer") (filed herewith).

    10.14  Amendment dated as of June 12, 1996 to Sale and Servicing Agreement dated as of December 28, 1995 among the Warehouse Trust, ORFC II, the Registrant and the Backup Servicer (filed herewith).

    10.15  Amendment No. 2 dated as of September 30, 1996 to Sale and Servicing
             Agreement dated as of December 28, 1995 among the Warehouse Trust, ORFC
             II, the Registrant and the Backup Servicer (filed herewith).

    10.16  Amendment No. 3 dated as of January 17, 1997 to Sale and Servicing Agreement dated as of December 28, 1995 among the Warehouse Trust, ORFC II, the
             Registrant and the Backup Servicer (filed herewith).

    10.17  Note Purchase Agreement dated as of December 28, 1995 among the Warehouse
             Trust, the Registrant, as Servicer and in its individual capacity, DFC and the Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1995).

    10.18  Agreement to Increase Purchase Commitment and Consent dated as of June 12,
             1996 relating to Note Purchase Agreement among the Warehouse Trust, the
             Registrant, as Servicer and in its individual capacity, DFC and the
             Administrative Agent (filed herewith).

    10.19  Agreement to Extend Purchase Commitment Expiration Date dated as of December
             20, 1996 relating to Note Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, DFC and the
             Administrative Agent (filed herewith).

    10.20  First Amendment and Consent dated as of January 17, 1997 relating to Note
             Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, DFC and the Administrative Agent (filed herewith).

    10.21  Certificate Purchase Agreement dated as of December 28, 1995 among the
             Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers party thereto (the "Note Purchasers") and
             Morgan Guaranty Trust Company of New York as successor to J.P. Morgan
             Delaware, as Agent for the Note Purchasers (in such capacity, the
             "Purchasers' Agent") (incorporated by reference to Exhibit 10.12 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1995).

    10.22  Agreement to Increase Aggregate Purchase Commitment and Consent relating to
             Certificate Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the
             Purchasers' Agent (filed herewith).

    10.23  First Amendment and Consent dated as of December 20, 1996 relating to
             Certificate Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the
             Purchasers' Agent (filed herewith).

    10.24  Second Amendment and Consent dated as of January 17, 1997 relating to
             Certificate Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the
             Purchasers' Agent (filed herewith).

    10.25  Asset Purchase Agreement dated as of December 28, 1995 among the
             Administrative Agent and each of the "APA Purchasers" party thereto (filed herewith).

    10.26  First Amendment to Asset Purchase Agreement dated as of June 12, 1996 among the Administrative Agent and the APA Purchasers (filed herewith).

    10.27  Second Amendment and Consent to Asset Purchase Agreement dated as of
             December 20, 1996 among the Administrative Agent and the APA Purchasers
             (filed herewith).

    10.28  Third Amendment and Consent relating to Asset Purchase Agreement dated as of
             January 17, 1997 among the Administrative Agent and the Asset Purchasers
             (filed herewith).

    10.29  Receivables Purchase Agreement and Assignment between Olympic Receivables
             Finance Corp. ("ORFC") and the Registrant (filed herewith).

    10.30  Repurchase Agreement dated as of December 3, 1996 among Arcadia Receivables
             Conduit Corp. ("ARCC") and ORFC (filed herewith).

    10.31  Servicing Agreement dated as of December 3, 1996 among ARCC, ORFC, the
             Registrant, in its individual capacity and as Servicer, Bank of America
             National Trust and Savings Association, as agent, and Norwest Bank
             Minnesota, National Association, as backup servicer, collateral agent and indenture trustee (filed herewith).

    10.32  Third Amended and Restated Stock Pledge Agreement dated as of December 3,
             1996 among the Registrant and Norwest Bank Minnesota, National
             Association, as collateral agent (filed herewith).

    10.33  Security Agreement dated as of December 3, 1996 among the Registrant, ORFC,
             ARCC, Financial Security Assurance Inc. ("FSA"), Bank of America National
             Trust and Savings Association and Norwest Bank Minnesota, National
             Association, as indenture trustee and collateral agent (filed herewith).

    10.34  Indenture dated as of December 3, 1996 between ARCC and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent (filed herewith).

    10.35  Insurance and Indemnity Agreement dated as of December 3, 1996 among FSA, the Registrant, ORFC and ARCC (filed herewith).

    10.36  US $300,000,000 Floating Rate FSA Insured Automobile Receivables-backed Note
             Purchase Agreement dated as of December 3, 1996 among ARCC, Receivables
             Capital Corporation, and Bank of America National Trust and Savings
             Association, as administrator of Receivables Capital Corporation and as agent for the liquidity providers (filed herewith).

    10.37  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent (the
             "Spread Account Agreement") (filed herewith).

    10.38  Warehousing Series Supplement dated as of December 3, 1996 to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of
             December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent (filed herewith).

    10.39  Series 1996-C Supplement, dated as of September 12, 1996, to the Spread
             Account Agreement (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1996).

    10.40  Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to the Series 1996-B
             Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series
             1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement,
             Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A
             Supplement, Series 1993-C Supplement, and Series 1993-B Supplement to the
             Spread Account Agreement (incorporated by reference to Exhibit 10.3 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1996).

    10.41  Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account
             Agreement (filed herewith).

    10.42  Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, Natioanl Association, to the Series 1994-B
             Supplement, the Series 1994-A Supplement, the Series 1993-D Supplement,
             the Series 1993-C Supplement and the Series 1993-B Supplement (filed herewith).

    10.43  Insurance and Indemnity Agreement, dated as of March 25, 1993, among FSA,
             ORFC and the Registrant (the "Series 1993-A Insurance and Indemnity
             Agreement") (incorporated by reference to Exhibit 10.21 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.44  Insurance and Indemnity Agreement, dated as of June 11, 1993, among FSA,
             ORFC and the Registrant (the "Series 1993-B Insurance and Indemnity
             Agreement") (incorporated by reference to Exhibit 10.22 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.45  Insurance and Indemnity Agreement, dated as of August 17, 1993, among FSA,
             Olympic Automobile Receivables Trust, 1993-C, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1993-C
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.23 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.46  Insurance and Indemnity Agreement, dated as of December 2, 1993, among FSA,
             Olympic Automobile Receivables Trust, 1993-D, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1993-D
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.24 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.47  Insurance and Indemnity Agreement, dated as of April 5, 1994, among FSA,
             Olympic Automobile Receivables Trust, 1994-A, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1994-A
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.25 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.48  Insurance and Indemnity Agreement, dated as of September 23, 1994, among
             FSA, Olympic Automobile Receivables Trust, 1994-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1994-B
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.26 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).
    10.49  Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA,
             ORFC and the Registrant (the "Series 1995-A Insurance and Indemnity
             Agreement") (incorporated by reference to Exhibit 10.27 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.50  Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1995-B
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.24 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.51  Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-C, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1995-C
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.25 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.52  Insurance and Indemnity Agreement, dated as of September 21, 1995, among
             FSA, Olympic Automobile Receivables Trust, 1995-D, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1995-D
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.27 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.53  Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-E, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1995-E
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.28 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.54  Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1996-A
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

    10.55  Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1996-B
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.56  Insurance and Indemnity Agreement, dated as of September 12, 1996, among
             FSA, Olympic Automobile Receivables Trust, 1996-C, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1996-C
             Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.57  Amendment, dated as of September 12, 1996, to the Series 1996-B Insurance
             and Indemnity Agreement, the Series 1996-A Insurance and Indemnity
             Agreement, the Series 1995-E Insurance and Indemnity Agreement, the Series
             1995-D Insurance and Indemnity Agreement, the Series 1995-C Insurance and
             Indemnity Agreement, the Series 1995-B Insurance and Indemnity Agreement,
             the Series 1995-A Insurance and Indemnity Agreement, the Series 1994-B
             Insurance and Indemnity Agreement, the Series 1994-A Insurance and
             Indemnity Agreement, the Series 1993-D Insurance and Indemnity Agreement,
             the Series 1993-C Insurance and Indemnity Agreement, the Series 1993-B
             Insurance and Indemnity Agreement and the Series 1993-A Insurance and
             Indemnity Agreement (filed herewith).

    10.58  Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-D, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (the "Series 1996-D
             Insurance and Indemnity Agreement") (filed herewith).

    10.59  Employment Agreement, dated as of January 6, 1997, between the Registrant and Richard A. Greenawalt (filed herewith).

    10.60  Employment Agreement, dated August 1, 1991, between the Registrant and
             Jeffrey C. Mack (incorporated by reference to Exhibit No. 10.27 to
             Registrant's Registration Statement on Form S-18, File No. 33-43270C).

    10.61  Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and Jeffrey C. Mack (incorporated by reference to Exhibit
             10.106 to Registrant's Annual Report on Form 10-K for the year ended June
             30, 1994).

    10.62  Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between the Registrant and Jeffrey C. Mack (incorporated by reference to
             Exhibit No. 10.34 to Registrant's Registration Statement on Form S-4, File
             No. 33-81588).

    10.63  Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the Registrant and Jeffrey C. Mack (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.64  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Jeffrey C. Mack (filed herewith).

    10.65  Jeffrey C. Mack Severance Package, dated August 26, 1996 (filed herewith).

    10.66  Addendum, dated November 11, 1996, to Agreement between the Registrant and
             Jeffrey C. Mack (filed herewith).

    10.67  Employment Agreement, dated April 1, 1991, between the Registrant and Scott
             H. Anderson and Amendment, dated September 3, 1991 (incorporated by reference to Exhibit No. 10.29 to Registrant's Registration Statement on
             Form S-18, File No. 33-43270C).

    10.68  Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and Scott H. Anderson (incorporated by reference to Exhibit
             No. 10.107 to Registrant's Annual Report on Form 10-K for the year ended
             June 30, 1992).

    10.69  Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between Scott H. Anderson and the Registrant (incorporated by reference to
             Exhibit No. 10.36 to Registrant's Registration Statement on Form S-4, File
             No. 33-81588).

    10.70  Extension and Amendment of Employment Agreement, dated as of July 31, 1995, between the Registrant and Scott H. Anderson (incorporated by reference to
             Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.71  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Scott H. Anderson (filed herewith).

    10.72  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Scott H. Anderson (filed herewith).

    10.73  Employment Agreement, dated February 1, 1994, between the Registrant and
             John A. Witham (incorporated by reference to Exhibit No. 10.111 to the
             Registrant's Registration Statement on Form S-1, File No. 33-81512).

    10.74  Extension and Amendment of Employment Agreement, dated as of December 20,
             1995, by and between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.75  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and John A. Witham (filed herewith).

    10.76  Employment Agreement, dated December 5, 1994, between the Registrant and A.
             Mark Berlin, Jr. (incorporated by reference to Exhibit 10.35 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.77  Extension and Amendment of Employment Agreement, dated as of December 20,
             1995, by and between the Registrant and A. Mark Berlin, Jr. (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1995).

    10.78  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and A. Mark Berlin, Jr. (filed herewith).

    10.79  Employment and Non-Compete Agreement, dated August 29, 1994, by and between the Registrant and James D. Atkinson (incorporated by reference to Exhibit
             10.43 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.80  Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.81  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and James D. Atkinson III (filed herewith).

    10.82  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and James D. Atkinson III (filed herewith).

    10.83  Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the Registrant and James D. Atkinson III (filed herewith).

    10.84  Employment and Non-Compete Agreement, dated September 21, 1994, by and between the Registrant and Robert A. Barbee (incorporated by reference to
             Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.85  Extension and Amendment of Employment Agreement, dated as of November 1,
             1995, by and between the Registrant and Robert A. Barbee (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.86  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Robert A. Barbee (filed herewith).

    10.87  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Robert A. Barbee (filed herewith).

    10.88  Consulting Agreement, dated December 19, 1994, between the Registrant and
             Warren Kantor (incorporated by reference to Exhibit 10.36 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.89  Consulting Agreement, dated as of January 1, 1996 between the Registrant and
             Warren Kantor (filed herewith).

    10.90  Letter Agreement, dated August 26, 1996, between the Registrant and Warren
             Kantor (filed herewith).

    10.91  Letter Agreement, dated December 18, 1996, between the Registrant and Warren
             Kantor (filed herewith).

    10.92 Consulting Agreement, dated as of January 1, 1997, by and between the Registrant and Warren Kantor (filed herewith).

    10.93  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.94  Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit
             10.60 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.95  Non-Statutory Stock Option Agreement, dated August 26, 1996, between the
             Registrant and Warren Kantor (filed herewith).

    10.96  Non-Statutory Stock Option Agreement, dated December 18, 1996, between the
             Registrant and Warren Kantor (filed herewith).

    10.97  Non-Statutory Stock Option Agreement, dated January 1, 1997, between the
             Registrant and Warren Kantor (filed herewith).

    10.98  Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date (filed herewith).

    10.99  1992 Director Option Plan, as amended to date (filed herewith).

   10.100  Olympic Financial Ltd. Stock Purchase Plan (incorporated by reference to
             Exhibit No. 10.90 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

   10.101  1994-1997 Restricted Stock Election Plan (incorporated by reference to
             Exhibit 10.41 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

   10.102 1998-2000 Restricted Stock Election Plan, as amended to date (filed herewith).

   10.103  Warrant to Purchase Common Stock, dated August 11, 1992, between the
             Registrant and Lincoln National Life Insurance Company (incorporated by reference to Exhibit No. 10.85 to Registrant's Annual Report on Form 10-K
             for the year ended June 30, 1992).

   10.104  Warrant to Purchase Common Stock, dated August 11, 1992, between the
             Registrant and Security Connecticut Life Insurance Company (incorporated by reference to Exhibit No. 10.86 to Registrant's Annual Report on Form
             10-K for the year ended June 30, 1992).

   10.105  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and NAP & Company (incorporated by reference to Exhibit No.
             10.87 to Registrant's Annual Report on Form 10-K for the year ended June
             30, 1992).

   10.106  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and Fuelship & Company (incorporated by reference to Exhibit
             No. 10.88 to Registrant's Annual Report on Form 10-K for the year ended
             June 30, 1992).

   10.107  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and BCI Growth L.P. (incorporated by reference to Exhibit No.
             10.89 to Registrant's Annual Report on Form 10-K for the year ended June
             30, 1992).

   10.108  Warrant to Purchase Common Stock, dated December 17, 1993, between the
             Registrant and John G. Kinnard and Company, Incorporated (incorporated by reference to Exhibit 10.47 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

   10.109  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.110  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Booth & Co. (incorporated by reference to Exhibit 10.49 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.111  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Sun Life Insurance Company of America (incorporated by reference to Exhibit 10.50 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

    11.1   Computation of Earnings Per Share (filed herewith).

    12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

    12.2   Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
             Dividends (filed herewith).

    21.1   Subsidiaries of the Registrant (filed herewith).

    23.1   Consent of Ernst & Young LLP (filed herewith).

    27.1   Financial Data Schedule (filed herewith).

    99.1   Cautionary Statement (filed herewith).

------------------------

(b) On October 7, 1996, the Company filed a current report on Form 8-K, dated September 30, 1996, announcing that the Company was amending and restating
    Section 4.1 of its by-laws defining the officers of the corporation.

    On October 17, 1996, the Company filed a current report on Form 8-K, dated October 16, 1996, announcing that the party which indicated interest to buy the Company as announced on August 26, 1996 and certain other interested parties have elected not to make a definitive offer.

    On October 10, 1996, the Company filed two current reports on Form 8-K, both dated August 5, 1996, reporting certain information with regard to the Company's performance as servicer of Olympic Automobile Receivables Trust, 1996-B and Olympic Automobiles Receivables Trust, 1996-A, respectively.

    On October 23, 1996, the Company filed a current report on Form 8-K, dated October 11, 1996, announcing that Richard A. Zona had resigned as a member of the Company's Board of Directors.

    On November 1, 1996, the Company filed a current report on Form 8-K, dated October 31, 1996, announcing that the Company had called for redemption on December 2, 1996 of all of its outstanding 8% Cumulative Convertible Exchangeable Preferred Stock, subject to the right of the holders of shares of preferred stock to convert such shares into shares of Common Stock prior to the close of business on December 2, 1996.

    On November 7, 1996, the Company filed a current report on Form 8-K, dated November 1, 1996, announcing that the Company had adopted a Shareholder Rights Plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OLYMPIC FINANCIAL LTD.

Date: February 7, 1997          By:               /s/ WARREN KANTOR
                                     ------------------------------------------
                                                    Warren Kantor
                                         CHAIRMAN OF THE BOARD AND DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Greenawalt and John A. Witham, or either of them (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

                  SIGNATURES
----------------------------------------------
          /s/ RICHARD A. GREENAWALT               President, Chief Executive Officer
     -----------------------------------            and Director (Principal Executive     February 7, 1997
            Richard A. Greenawalt                   Officer)

              /s/ JOHN A. WITHAM                  Executive Vice President and Chief
     -----------------------------------            Financial Officer (Principal          February 7, 1997
                John A. Witham                      Financial Officer)

            /s/ BRIAN S. ANDERSON                 Senior Vice President, Corporate
     -----------------------------------            Controller and Assistant Secretary    February 7, 1997
              Brian S. Anderson                     (Principal Accounting Officer)

              /s/ WARREN KANTOR
     -----------------------------------          Chairman of the Board and Director      February 7, 1997
                Warren Kantor

            /s/ SCOTT H. ANDERSON
     -----------------------------------          Director                                February 7, 1997
              Scott H. Anderson

              /s/ A. MARK BERLIN
     -----------------------------------          Director                                February 7, 1997
             A. Mark Berlin, Jr.

     -----------------------------------          Director                                February  , 1997
            Lawrence H. Bistodeau

             /s/ ROBERT J. CRESCI
     -----------------------------------          Director                                February 7, 1997
               Robert J. Cresci

              /s/ JAMES L. DAVIS
     -----------------------------------          Director                                February 7, 1997
                James L. Davis

          /s/ FREDERICK W. ZUCKERMAN
     -----------------------------------          Director                                February 7, 1997
            Frederick W. Zuckerman

                               INDEX TO EXHIBITS

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
      3.1    Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to
               Exhibit No. 4.1 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

      3.2    Restated Bylaws of the Registrant, as amended (filed herewith)...................................

      4.1    Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota,
               National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the
               Registrant's Registration Statement on Form 8-A filed November 7, 1996).

      4.2    First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's unsecured Extendible Notes and Fixed-Term Notes, including forms of Notes
               (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3
               to Registrant's Registration Statement on Form S-1, File No. 33-81512).

      4.3    Indenture, dated as of April 28, 1995, between the Registrant and Norwest Bank Minnesota,
               National Association, as Trustee, relating to the Registrant's 13% Senior Notes due 2000
               (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1995).

      4.4    First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April 28,
               1995, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee,
               relating to the Registrant's 13% Senior Notes due 2000 (incorporated by reference to Exhibit
               4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

      4.5    Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National
               Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due
               2001 (filed herewith)..........................................................................

      4.6    First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15,
               1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee,
               relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (filed herewith).......

     10.1    Securities Purchase Agreement, dated May 29, 1992, between the Registrant and the Investors named therein, as amended by the First Amendment thereto dated August 11, 1992, the Second Amendment thereto dated October 19, 1992, the Third Amendment thereto dated September 14, 1993, the
               Fourth Amendment thereto dated November 22, 1993, the Fifth Amendment thereto dated August 29,
               1992, the Sixth Amendment thereto dated September 8, 1994, the Seventh Amendment thereto dated
               December 28, 1994, and Eighth Amendment thereto, dated March 6, 1995 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.2    Ninth Amendment to the Securities Purchase Agreement, dated as of March 31, 1996, by and among the Registrant and each of the investors named on the Investor Schedule attached thereto (filed herewith)......................................................................................

     10.3    Credit Agreement dated as of July 11, 1996 among the Registrant, various financial institutions
               (the "Lenders"), Bank of America National Trust and Savings Association, as Agent for the
               Lenders and First Bank National Association, as Co-Manager (filed herewith)....................

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.4    First Amendment and Waiver to Credit Agreement dated as of September 18, 1996 among the
               Registrant, the Lenders and Bank of America National Trust and Savings Association, as Agent
               for the Lenders (filed herewith)...............................................................

     10.5    Trust Agreement dated as of December 28, 1995 between Olympic Receivables Finance Corp. II ("ORFC
               II") and Wilmington Trust Company, as owner trustee (the "Owner Trustee") (filed herewith).....

     10.6    Amendment dated as of June 12, 1996 to Trust Agreement dated as of December 28, 1995 between ORFC
               II and the Owner Trustee (filed herewith)......................................................

     10.7    Indenture dated as of December 28, 1995 between Olympic Automobile Receivables Warehouse Trust
               (the "Warehouse Trust") and Norwest Bank Minnesota, National Association, as indenture trustee
               (in such capacity, the "Indenture Trustee") (filed herewith)...................................

     10.8    Supplemental Indenture dated as of June 12, 1996 to Indenture dated as of December 28, 1995 between the Warehouse Trust, the Indenture Trustee and Morgan Guaranty Trust Company of New
               York, as successor to J.P. Morgan Delaware, as administrative agent (in such capacity, the
               "Administrative Agent") for Delaware Funding Corporation ("DFC") (filed herewith)..............

     10.9    Receivables Purchase Agreement and Assignment dated as of December 28, 1995 between ORFC II, as
               Purchaser, and the Registrant, as Seller (filed herewith)......................................

     10.10   Amendment dated as of June 12, 1996 to Receivables Purchase Agreement and Assignment dated as of
               December 28, 1995 between ORFC II and the Registration (filed herewith)........................

     10.11   Amendment No. 2 dated as of September 30, 1996 to Receivables Purchase Agreement and Assignment
               dated as of December 28, 1995 between ORFC II and the Registrant (filed herewith)..............

     10.12   Amendment No. 3 dated as of January 17, 1997 to Receivables Purchase Agreement and Assignment
               dated as of December 28, 1995 between ORFC II and the Registrant (filed herewith)..............

     10.13   Sale and Servicing Agreement dated as of December 28, 1995 among the Warehouse Trust, ORFC II, the Registrant, in its individual capacity and as Servicer, the Norwest Bank Minnesota,
               National Association, as Backup Servicer (in such capacity, the "Backup Servicer") (filed herewith)......................................................................................

     10.14   Amendment dated as of June 12, 1996 to Sale and Servicing Agreement dated as of December 28, 1995 among the Warehouse Trust, ORFC II, the Registrant and the Backup Servicer (filed herewith)....

     10.15   Amendment No. 2 dated as of September 30, 1996 to Sale and Servicing Agreement dated as of
               December 28, 1995 among the Warehouse Trust, ORFC II, the Registrant and the Backup Servicer
               (filed herewith)...............................................................................

     10.16   Amendment No. 3 dated as of January 17, 1997 to Sale and Servicing Agreement dated as of December
               28, 1995 among the Warehouse Trust, ORFC II, the Registrant and the Backup Servicer (filed herewith)......................................................................................

     10.17   Note Purchase Agreement dated as of December 28, 1995 among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, DFC and the Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.18   Agreement to Increase Purchase Commitment and Consent dated as of June 12, 1996 relating to Note
               Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, DFC and the Administrative Agent (filed herewith)....................................

     10.19   Agreement to Extend Purchase Commitment Expiration Date dated as of December 20, 1996 relating to
               Note Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its
               individual capacity, DFC and the Administrative Agent (filed herewith).........................

     10.20   First Amendment and Consent dated as of January 17, 1997 relating to Note Purchase Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, DFC and the Administrative Agent (filed herewith)......................................................

     10.21   Certificate Purchase Agreement dated as of December 28, 1995 among the Warehouse Trust, the
               Registrant, as Servicer and in its individual capacity, the Note Purchasers party thereto (the
               "Note Purchasers") and Morgan Guaranty Trust Company of New York as successor to J.P. Morgan
               Delaware, as Agent for the Note Purchasers (in such capacity, the "Purchasers' Agent")
               (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1995).

     10.22   Agreement to Increase Aggregate Purchase Commitment and Consent relating to Certificate Purchase
               Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the Purchasers' Agent (filed herewith).......................

     10.23   First Amendment and Consent dated as of December 20, 1996 relating to Certificate Purchase
               Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the Purchasers' Agent (filed herewith).......................

     10.24   Second Amendment and Consent dated as of January 17, 1997 relating to Certificate Purchase
               Agreement among the Warehouse Trust, the Registrant, as Servicer and in its individual capacity, the Note Purchasers and the Purchasers' Agent (filed herewith).......................

     10.25   Asset Purchase Agreement dated as of December 28, 1995 among the Administrative Agent and each of the "APA Purchasers" party thereto (filed herewith)............................................

     10.26   First Amendment to Asset Purchase Agreement dated as of June 12, 1996 among the Administrative
               Agent and the APA Purchasers (filed herewith)..................................................

     10.27   Second Amendment and Consent to Asset Purchase Agreement dated as of December 20, 1996 among the
               Administrative Agent and the APA Purchasers (filed herewith)...................................

     10.28   Third Amendment and Consent relating to Asset Purchase Agreement dated as of January 17, 1997 among the Administrative Agent and the Asset Purchasers (filed herewith).......................

     10.29   Receivables Purchase Agreement and Assignment between Olympic Receivables Finance Corp. ("ORFC")
               and the Registrant (filed herewith)............................................................

     10.30   Repurchase Agreement dated as of December 3, 1996 among Arcadia Receivables Conduit Corp.
               ("ARCC") and ORFC (filed herewith).............................................................

     10.31   Servicing Agreement dated as of December 3, 1996 among ARCC, ORFC, the Registrant, in its individual capacity and as Servicer, Bank of America National Trust and Savings Association, as
               agent, and Norwest Bank Minnesota, National Association, as backup servicer, collateral agent and indenture trustee (filed herewith).........................................................

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.32   Third Amended and Restated Stock Pledge Agreement dated as of December 3, 1996 among the
               Registrant and Norwest Bank Minnesota, National Association, as collateral agent (filed herewith)......................................................................................

     10.33   Security Agreement dated as of December 3, 1996 among the Registrant, ORFC, ARCC, Financial
               Security Assurance Inc. ("FSA"), Bank of America National Trust and Savings Association and
               Norwest Bank Minnesota, National Association, as indenture trustee and collateral agent (filed herewith)......................................................................................

     10.34   Indenture dated as of December 3, 1996 between ARCC and Norwest Bank Minnesota, National
               Association, as trustee and collateral agent (filed herewith)..................................

     10.35   Insurance and Indemnity Agreement dated as of December 3, 1996 among FSA, the Registrant, ORFC and ARCC (filed herewith)......................................................................

     10.36   US $300,000,000 Floating Rate FSA Insured Automobile Receivables-backed Note Purchase Agreement dated as of December 3, 1996 among ARCC, Receivables Capital Corporation, and Bank of America
               National Trust and Savings Association, as administrator of Receivables Capital Corporation and as agent for the liquidity providers (filed herewith)..........................................

     10.37   Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 3,
               1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as
               trustee and collateral agent (the "Spread Account Agreement") (filed herewith).................

     10.38   Warehousing Series Supplement dated as of December 3, 1996 to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC,
               FSA and Norwest Bank Minnesota, National Association, as trustee and collateral agent (filed herewith)......................................................................................

     10.39   Series 1996-C Supplement, dated as of September 12, 1996, to the Spread Account Agreement
               (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1996).

     10.40   Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank
               Minnesota, National Association, to the Series 1996-B Supplement, Series 1996-A Supplement,
               Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B
               Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement,
               Series 1993-C Supplement, and Series 1993-B Supplement to the Spread Account Agreement
               (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1996).

     10.41   Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account Agreement (filed herewith)......................................................................................

     10.42   Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and Norwest Bank
               Minnesota, Natioanl Association, to the Series 1994-B Supplement, the Series 1994-A Supplement,
               the Series 1993-D Supplement, the Series 1993-C Supplement and the Series 1993-B Supplement
               (filed herewith)...............................................................................

     10.43   Insurance and Indemnity Agreement, dated as of March 25, 1993, among FSA, ORFC and the Registrant
               (the "Series 1993-A Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
               10.21 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.44   Insurance and Indemnity Agreement, dated as of June 11, 1993, among FSA, ORFC and the Registrant
               (the "Series 1993-B Insurance and Indemnity Agreement") (incorporated by reference to Exhibit
               10.22 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.45   Insurance and Indemnity Agreement, dated as of August 17, 1993, among FSA, Olympic Automobile
               Receivables Trust, 1993-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1993-C Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.46   Insurance and Indemnity Agreement, dated as of December 2, 1993, among FSA, Olympic Automobile
               Receivables Trust, 1993-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1993-D Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.24 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.47   Insurance and Indemnity Agreement, dated as of April 5, 1994, among FSA, Olympic Automobile
               Receivables Trust, 1994-A, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1994-A Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.48   Insurance and Indemnity Agreement, dated as of September 23, 1994, among FSA, Olympic Automobile
               Receivables Trust, 1994-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1994-B Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.49   Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA, ORFC and the
               Registrant (the "Series 1995-A Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.50   Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA, Olympic Automobile
               Receivables Trust, 1995-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1995-B Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

     10.51   Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA, Olympic Automobile
               Receivables Trust, 1995-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1995-C Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

     10.52   Insurance and Indemnity Agreement, dated as of September 21, 1995, among FSA, Olympic Automobile
               Receivables Trust, 1995-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1995-D Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

     10.53   Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA, Olympic Automobile
               Receivables Trust, 1995-E, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1995-E Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.54   Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA, Olympic Automobile
               Receivables Trust, 1996-A, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1996-A Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
               31, 1996).

     10.55   Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA, Olympic Automobile
               Receivables Trust, 1996-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1996-B Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1996).

     10.56   Insurance and Indemnity Agreement, dated as of September 12, 1996, among FSA, Olympic Automobile
               Receivables Trust, 1996-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1996-C Insurance and Indemnity Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996).

     10.57   Amendment, dated as of September 12, 1996, to the Series 1996-B Insurance and Indemnity
               Agreement, the Series 1996-A Insurance and Indemnity Agreement, the Series 1995-E Insurance and
               Indemnity Agreement, the Series 1995-D Insurance and Indemnity Agreement, the Series 1995-C
               Insurance and Indemnity Agreement, the Series 1995-B Insurance and Indemnity Agreement, the
               Series 1995-A Insurance and Indemnity Agreement, the Series 1994-B Insurance and Indemnity
               Agreement, the Series 1994-A Insurance and Indemnity Agreement, the Series 1993-D Insurance and
               Indemnity Agreement, the Series 1993-C Insurance and Indemnity Agreement, the Series 1993-B
               Insurance and Indemnity Agreement and the Series 1993-A Insurance and Indemnity Agreement
               (filed herewith)...............................................................................

     10.58   Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA, Olympic Automobile
               Receivables Trust, 1996-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the
               Registrant (the "Series 1996-D Insurance and Indemnity Agreement") (filed herewith)............

     10.59   Employment Agreement, dated as of January 6, 1997, between the Registrant and Richard A.
               Greenawalt (filed herewith)....................................................................

     10.60   Employment Agreement, dated August 1, 1991, between the Registrant and Jeffrey C. Mack
               (incorporated by reference to Exhibit No. 10.27 to Registrant's Registration Statement on Form
               S-18, File No. 33-43270C).

     10.61   Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and
               Jeffrey C. Mack (incorporated by reference to Exhibit 10.106 to Registrant's Annual Report on
               Form 10-K for the year ended June 30, 1994).

     10.62   Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between the
               Registrant and Jeffrey C. Mack (incorporated by reference to Exhibit No. 10.34 to Registrant's
               Registration Statement on Form S-4, File No. 33-81588).

     10.63   Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the
               Registrant and Jeffrey C. Mack (incorporated by reference to Exhibit 10.33 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1995).

     10.64   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Jeffrey C. Mack (filed herewith)...........................................................

     10.65   Jeffrey C. Mack Severance Package, dated August 26, 1996 (filed herewith)........................

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.66   Addendum, dated November 11, 1996, to Agreement between the Registrant and Jeffrey C. Mack (filed herewith)......................................................................................

     10.67   Employment Agreement, dated April 1, 1991, between the Registrant and Scott H. Anderson and
               Amendment, dated September 3, 1991 (incorporated by reference to Exhibit No. 10.29 to
               Registrant's Registration Statement on Form S-18, File No. 33-43270C).

     10.68   Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and
               Scott H. Anderson (incorporated by reference to Exhibit No. 10.107 to Registrant's Annual
               Report on Form 10-K for the year ended June 30, 1992).

     10.69   Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between Scott H.
               Anderson and the Registrant (incorporated by reference to Exhibit No. 10.36 to Registrant's
               Registration Statement on Form S-4, File No. 33-81588).

     10.70   Extension and Amendment of Employment Agreement, dated as of July 31, 1995, between the
               Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.37 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.71   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Scott H. Anderson (filed herewith).........................................................

     10.72   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and Scott H.
               Anderson (filed herewith)......................................................................

     10.73   Employment Agreement, dated February 1, 1994, between the Registrant and John A. Witham
               (incorporated by reference to Exhibit No. 10.111 to the Registrant's Registration Statement on
               Form S-1, File No. 33-81512).

     10.74   Extension and Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.39 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.75   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and John A.
               Witham (filed herewith)........................................................................

     10.76   Employment Agreement, dated December 5, 1994, between the Registrant and A. Mark Berlin, Jr.
               (incorporated by reference to Exhibit 10.35 to Registrant's Registration Statement on Form S-2,
               File No. 33-90108).

     10.77   Extension and Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and A. Mark Berlin, Jr. (incorporated by reference to Exhibit 10.41 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.78   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and A. Mark
               Berlin, Jr. (filed herewith)...................................................................

     10.79   Employment and Non-Compete Agreement, dated August 29, 1994, by and between the Registrant and
               James D. Atkinson (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.80   Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the
               Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.44 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.81   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and James D. Atkinson III (filed herewith).....................................................

     10.82   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and James D.
               Atkinson III (filed herewith)..................................................................

     10.83   Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the
               Registrant and James D. Atkinson III (filed herewith)..........................................

     10.84   Employment and Non-Compete Agreement, dated September 21, 1994, by and between the Registrant and
               Robert A. Barbee (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.85   Extension and Amendment of Employment Agreement, dated as of November 1, 1995, by and between the
               Registrant and Robert A. Barbee (incorporated by reference to Exhibit 10.50 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1995).

     10.86   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Robert A. Barbee (filed herewith)..........................................................

     10.87   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and Robert
               A. Barbee (filed herewith).....................................................................

     10.88   Consulting Agreement, dated December 19, 1994, between the Registrant and Warren Kantor
               (incorporated by reference to Exhibit 10.36 to Registrant's Registration Statement on Form S-2,
               File No. 33-90108).

     10.89   Consulting Agreement, dated as of January 1, 1996 between the Registrant and Warren Kantor (filed herewith)......................................................................................

     10.90   Letter Agreement, dated August 26, 1996, between the Registrant and Warren Kantor (filed herewith)......................................................................................

     10.91   Letter Agreement, dated December 18, 1996, between the Registrant and Warren Kantor (filed herewith)......................................................................................

     10.92   Consulting Agreement, dated as of January 1, 1997, by and between the Registrant and Warren
               Kantor (filed herewith)........................................................................

     10.93   Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren
               Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on
               Form S-2, File No. 33-90108).

     10.94   Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and
               Warren Kantor (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1995).

     10.95   Non-Statutory Stock Option Agreement, dated August 26, 1996, between the Registrant and Warren
               Kantor (filed herewith)........................................................................

     10.96   Non-Statutory Stock Option Agreement, dated December 18, 1996, between the Registrant and Warren
               Kantor (filed herewith)........................................................................

     10.97   Non-Statutory Stock Option Agreement, dated January 1, 1997, between the Registrant and Warren
               Kantor (filed herewith)........................................................................

     10.98   Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date (filed herewith)...............

     10.99   1992 Director Option Plan, as amended to date (filed herewith)...................................

 EXHIBITS                                               DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.100  Olympic Financial Ltd. Stock Purchase Plan (incorporated by reference to Exhibit No. 10.90 to
               Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.101  1994-1997 Restricted Stock Election Plan (incorporated by reference to Exhibit 10.41 to
               Registrant's Registration Statement on Form S-2, File No. 33-90108).

     10.102  1998-2000 Restricted Stock Election Plan, as amended to date (filed herewith)....................

     10.103  Warrant to Purchase Common Stock, dated August 11, 1992, between the Registrant and Lincoln
               National Life Insurance Company (incorporated by reference to Exhibit No. 10.85 to Registrant's
               Annual Report on Form 10-K for the year ended June 30, 1992).

     10.104  Warrant to Purchase Common Stock, dated August 11, 1992, between the Registrant and Security
               Connecticut Life Insurance Company (incorporated by reference to Exhibit No. 10.86 to
               Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.105  Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and NAP & Company
               (incorporated by reference to Exhibit No. 10.87 to Registrant's Annual Report on Form 10-K for
               the year ended June 30, 1992).

     10.106  Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and Fuelship &
               Company (incorporated by reference to Exhibit No. 10.88 to Registrant's Annual Report on Form
               10-K for the year ended June 30, 1992).

     10.107  Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and BCI Growth L.P.
               (incorporated by reference to Exhibit No. 10.89 to Registrant's Annual Report on Form 10-K for
               the year ended June 30, 1992).

     10.108  Warrant to Purchase Common Stock, dated December 17, 1993, between the Registrant and John G.
               Kinnard and Company, Incorporated (incorporated by reference to Exhibit 10.47 to Registrant's
               Registration Statement on Form S-2, File No. 33-90108).

     10.109  Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Cede & Co.
               (incorporated by reference to Exhibit 10.48 to Registrant's Registration Statement on Form S-2,
               File No. 33-90108).

     10.110  Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Booth & Co.
               (incorporated by reference to Exhibit 10.49 to Registrant's Registration Statement on Form S-2,
               File No. 33-90108).

     10.111  Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Sun Life
               Insurance Company of America (incorporated by reference to Exhibit 10.50 to Registrant's
               Registration Statement on Form S-2, File No. 33-90108).

     11.1    Computation of Earnings Per Share (filed herewith)...............................................

     12.1    Computation of Ratio of Earnings to Fixed Charges (filed herewith)...............................

     12.2    Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed herewith)......................................................................................

     21.1    Subsidiaries of the Registrant (filed herewith)..................................................

     23.1    Consent of Ernst & Young LLP (filed herewith)....................................................

     27.1    Financial Data Schedule (filed herewith).........................................................

     99.1    Cautionary Statement (filed herewith)............................................................