Form 10-Q
period 1997-03-31
OLYMPIC FINANCIAL LTD
filed 1997-04-24
CIK 879674

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



For the quarter ended March 31, 1997             Commission file number 0-20526



                             OLYMPIC FINANCIAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Minnesota                                                 41-1664848
      ---------                                                 ----------
(State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                         Identification Number)



            7825 Washington Avenue South, Minneapolis, MN  55439-2435
--------------------------------------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code             (612) 942-9880
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
                 YES          X             NO
                      -----------------        -----------------

The number of shares of the Common Stock of the registrant outstanding as of April 18, 1997 was 38,060,023.

                                 FORM 10-Q INDEX


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Consolidated Financial Statements . . . . . . . . . . . . .         3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .        11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .        24

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . .        24

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . .        24

Item 4.    Submission of Matters to a Vote of Security Holders . . . .        24

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . .        24

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .        24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29


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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for quarter ended March 31, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial condition and Results of Operations - Cautionary Statements" herein and "Cautionary Statements" in Exhibit 99.I to the 1996 Annual Report on Form 10-K constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                             OLYMPIC FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          (UNAUDITED)
                                                                    MARCH 31, 1997     DECEMBER 31, 1996
                                                                    --------------     -----------------

ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      $   23,596          $   16,057
Due from securitization trust. . . . . . . . . . . . . . . . . .         157,694             177,076
Auto loans held for sale . . . . . . . . . . . . . . . . . . . .          40,037              36,285
Finance income receivable. . . . . . . . . . . . . . . . . . . .         301,045             362,916
Restricted cash in spread accounts . . . . . . . . . . . . . . .         164,091             142,977
Furniture, fixtures and equipment. . . . . . . . . . . . . . . .          16,215              13,630
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          35,871              29,289
                                                                      ----------          ----------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $  738,549          $  778,230
                                                                      ----------          ----------
                                                                      ----------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities . . . . . . . . . . . . .      $   30,927          $  111,140
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . .         291,457             145,000
Subordinated notes . . . . . . . . . . . . . . . . . . . . . . .          52,804              53,689
Capital lease obligations. . . . . . . . . . . . . . . . . . . .           7,218               7,729
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           8,100              54,387
Accounts payable and accrued liabilities . . . . . . . . . . . .          18,940              13,192
                                                                      ----------          ----------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .         409,446             385,137

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000
      shares authorized:
Common stock 38,060,023 and 36,416,802
     shares issued and outstanding, respectively . . . . . . . .             381                 364
Additional paid-in capital . . . . . . . . . . . . . . . . . . .         321,519             310,187
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .           7,203              82,542
                                                                      ----------          ----------
     Total shareholders' equity. . . . . . . . . . . . . . . . .         329,103             393,093
                                                                      ----------          ----------
     Total liabilities and shareholders' equity. . . . . . . . .      $  738,549          $  778,230
                                                                      ----------          ----------
                                                                      ----------          ----------

            See notes to unaudited consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           1997              1996
                                                                      ----------          ----------
REVENUES:
Net interest margin. . . . . . . . . . . . . . . . . . . . . . .      $   18,365          $   12,300
Gain on sale of loans, net of $98 million special charge in 1997         (77,887)             25,229
Servicing fee income . . . . . . . . . . . . . . . . . . . . . .           9,478               5,743
Other non-interest income. . . . . . . . . . . . . . . . . . . .           2,181                 724
                                                                      ----------          ----------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . .         (47,863)             43,996
EXPENSES:
Salaries and benefits. . . . . . . . . . . . . . . . . . . . . .          14,478               9,097
General and administrative and other operating expense . . . . .          26,165              10,919
                                                                      ----------          ----------
     Total operating expenses. . . . . . . . . . . . . . . . . .          40,643              20,016
Long-term debt and other interest expense. . . . . . . . . . . .           7,591               5,516
                                                                      ----------          ----------
     Total expenses. . . . . . . . . . . . . . . . . . . . . . .          48,234              25,532
                                                                      ----------          ----------
Operating income (loss) before income tax and
  extraordinary item . . . . . . . . . . . . . . . . . . . . . .         (96,097)             18,464
Income tax expense (benefit) . . . . . . . . . . . . . . . . . .         (36,586)              7,386
                                                                      ----------          ----------
Income (loss) before extraordinary item. . . . . . . . . . . . .         (59,511)             11,078
Extraordinary item . . . . . . . . . . . . . . . . . . . . . . .         (15,828)               ----
                                                                      ----------          ----------
     Net income (loss) . . . . . . . . . . . . . . . . . . . . .      $  (75,339)          $  11,078
                                                                      ----------          ----------
                                                                      ----------          ----------
PRIMARY EARNINGS PER SHARE:
Net income (loss) per common share before extraordinary item . .        $  (1.52)            $  0.41
Extraordinary item per common share. . . . . . . . . . . . . . .           (0.41)               ----
                                                                      ----------          ----------
     Net income (loss) per common share. . . . . . . . . . . . .        $  (1.93)            $  0.41
                                                                      ----------          ----------
                                                                      ----------          ----------
FULLY DILUTED EARNINGS PER SHARE:
Net income (loss) per share before extraordinary item. . . . . .        $  (1.52)            $  0.37
Extraordinary item per share . . . . . . . . . . . . . . . . . .           (0.41)               ----
                                                                      ----------          ----------
     Net income (loss) per share . . . . . . . . . . . . . . . .        $  (1.93)            $  0.37
                                                                      ----------          ----------
                                                                      ----------          ----------

Weighted average common and common
  equivalent shares outstanding:
Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,028,087          25,741,672
Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . .      39,197,539          30,218,329

            See notes to unaudited consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)                                                       THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      -------------------------------
                                                                           1997               1996
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .      $  (75,339)          $  11,078
Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .           1,437                 832
     Loss on sale of furniture, fixtures and equipment . . . . .            ----                   1
     (Increase) decrease in assets:
       Automobile loans held for sale:
         Purchases of automobile loans . . . . . . . . . . . . .        (781,872)           (633,506)
         Sales of automobile loans . . . . . . . . . . . . . . .         774,744             655,845
         Repayments of automobile loans. . . . . . . . . . . . .           3,376              13,360
       Finance income receivable . . . . . . . . . . . . . . . .          61,871             (46,005)
       Restricted cash in spread accounts. . . . . . . . . . . .         (21,114)            (16,199)
       Due from securitization trusts. . . . . . . . . . . . . .          19,382            (115,000)
       Advances due to servicer. . . . . . . . . . . . . . . . .           2,609                 611
       Servicing fee receivable. . . . . . . . . . . . . . . . .            (324)               (260)
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . .             268                (294)
       Other assets. . . . . . . . . . . . . . . . . . . . . . .          (3,956)               (968)
     Increase (decrease) in liabilities:
       Deferred income taxes . . . . . . . . . . . . . . . . . .         (46,287)              7,385
       Accounts payable and accrued liabilities. . . . . . . . .           5,749              11,810
                                                                      ----------          ----------
                Total cash used in operating activities. . . . .         (59,456)           (111,310)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment . . . .            ----                   2
Purchase of furniture, fixtures and equipment. . . . . . . . . .          (3,569)               (546)
Purchase of subordinated certificates. . . . . . . . . . . . . .            ----                (537)
Collections on subordinated certificates . . . . . . . . . . . .             248                 300
                                                                      ----------          ----------
                Total cash used in investing activities. . . . .          (3,321)               (781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock . . . . . . . . . . .           2,485                 876
Payment of dividends on 8% Convertible Preferred Stock . . . . .            ----                (444)
Proceeds from borrowings under warehouse facilities. . . . . . .         500,513             595,686
Repayment of borrowings under warehouse facilities . . . . . . .        (580,726)           (494,992)
Subordinated notes, net proceeds (repayments). . . . . . . . . .            (885)             33,590
Repayments of long-term debt . . . . . . . . . . . . . . . . . .        (145,000)               ----
Proceeds from issuance of Senior Notes . . . . . . . . . . . . .         300,000                ----
Deferred debt issuance cost, net . . . . . . . . . . . . . . . .          (5,428)               (836)
Reduction of capital lease obligations . . . . . . . . . . . . .            (643)               (577)
                                                                      ----------          ----------
                Total cash provided by financing activities. . .          70,316             133,303
                                                                      ----------          ----------
Net increase in cash and cash equivalents. . . . . . . . . . . .           7,539              21,212
Cash and cash equivalents at beginning of period . . . . . . . .          16,057               1,340
                                                                      ----------          ----------
Cash and cash equivalents at end of period . . . . . . . . . . .      $   23,596          $   22,552
                                                                      ----------          ----------
                                                                      ----------          ----------
Supplemental disclosures of cash flow information:
    Non cash activities:
         Additions to capital leases . . . . . . . . . . . . . .      $      132          $    3,288
    Cash paid for:
         Interest. . . . . . . . . . . . . . . . . . . . . . . .      $   10,693          $    3,457
         Taxes . . . . . . . . . . . . . . . . . . . . . . . . .            ----                ----

            See notes to unaudited consolidated financial statements.

                    OLYMPIC FINANCIAL LTD.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         (UNAUDITED)

                                                      -----------------------------------------------------------------------
                                                       NUMBER OF                    ADDITIONAL
                                                        COMMON         COMMON        PAID IN        RETAINED
                                                        SHARES        PAR VALUE      CAPITAL        EARNINGS         TOTAL
                                                      ----------      ---------      ----------     ----------     ----------
(DOLLARS IN THOUSANDS, EXCEPT
SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1996 . . . . . . . . . . . .     36,416,802     $      364     $  310,187     $   82,542     $  393,093
Issuance of warrants . . . . . . . . . . . . . . .           ----           ----          8,590           ----          8,590
Exercise of options and warrants . . . . . . . . .      1,476,539             15          2,342           ----          2,357
Issuance of Common Stock:
     Benefit plans . . . . . . . . . . . . . . . .        166,682              2            400           ----            402
Net income (loss). . . . . . . . . . . . . . . . .           ----           ----           ----        (75,339)       (75,339)
                                                       ----------     ----------     ----------     ----------     ----------
BALANCE, MARCH 31, 1997. . . . . . . . . . . . . .     38,060,023     $      381     $  321,519     $    7,203     $  329,103
                                                       ----------     ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------     ----------

See notes to unaudited consolidated financial statements.

                             OLYMPIC FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1996 Annual Report filed on Form 10-K filed February 10, 1997.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the March 31, 1996 balances to conform to current period presentation.

     FINANCE INCOME RECEIVABLE. In April 1997, the Company changed its accounting policy with respect to valuation of repossessed vehicles. This policy requires the Company to record the estimated realizable value of repossessed vehicles at amounts which approximate that which is expected to be achieved through wholesale disposition. The Company has applied this policy in its valuation of finance income receivable at March 31, 1997. See Management Discussion and Analysis - RESULTS OF OPERATIONS for additional discussion.

     Effective January 1, 1997 the Company is required to account for gains on sale of loans in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The Company's implementation of SFAS 125 incorporates the change in accounting policy discussed above in determining the fair value of assets retained by the Company. In addition, the Company has applied a discount rate in determining the present value of estimated future cash flows that reflects its revised estimates of the yields required by purchasers of similar financial instruments. Exclusive of the effect of the change in accounting policy discussed above, the implementation of SFAS 125 did not have a significant effect on the Company's accounting for gains on sale of loans.

     EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact would result in a decrease in primary earnings per share for the first quarter ended March 31, 1997 of $0.03 per share and an increase of $0.05 per share for the first quarter ended March 31, 1996. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

2.   FINANCE INCOME RECEIVABLE

     The following table sets forth the components of finance income receivable.

                                                                                           AT                  AT
                                                                                     MARCH 31,1997       DECEMBER 31,1996
(DOLLARS IN THOUSANDS)                                                                    1997                1996
                                                                                     -------------       ----------------
Estimated cash flows on loans sold, net of estimated prepayments . . . . .           $  597,584          $  549,876
Deferred servicing income. . . . . . . . . . . . . . . . . . . . . . . . .              (68,664)            (59,473)
Reserve for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .             (197,102)            (95,005)
                                                                                     ----------          ----------
Undiscounted cash flows on loans sold, net of
    estimated prepayments. . . . . . . . . . . . . . . . . . . . . . . . .              331,818             395,398
Discount to present value. . . . . . . . . . . . . . . . . . . . . . . . .              (30,773)            (32,482)
                                                                                     ----------          ----------
                                                                                     $  301,045          $  362,916
                                                                                     ----------          ----------
                                                                                     ----------          ----------

Reserve for loan losses as a percentage of servicing portfolio                            4.70%               2.51%


     The following represents the roll-forward of the finance income receivable balance:


     (DOLLARS IN THOUSANDS)
     BALANCE, DECEMBER 31, 1996. . . . . . . . . . . . . . . . . . . .     $  362,916
          Excess cash flows on loans sold, net of estimated
               prepayments . . . . . . . . . . . . . . . . . . . . . .         45,003
          Return of excess cash flows (1). . . . . . . . . . . . . . .        (15,070)
          Recognition of present value effect of cash flows. . . . . .          6,196
          Change in estimate of future recovery rates. . . . . . . . .        (98,000)
                                                                           ----------
     BALANCE, MARCH 31, 1997 . . . . . . . . . . . . . . . . . . . . .     $  301,045
                                                                           ----------
                                                                           ----------



(1) Includes approximately $1.3 million of cash released to the Company from remaining spread account balances associated with two securitization transactions initiated in 1993 and closed out during the first quarter of 1997.

3.   OTHER ASSETS
                                                                     AT                     AT
                                                               MARCH 31, 1997      DECEMBER 31, 1996
(DOLLARS IN THOUSANDS)                                         --------------      -----------------
Advances due to servicer . . . . . . . . . . . . . . .             $  5,531            $  8,140
Deferred debt issuance costs . . . . . . . . . . . . .                9,875               4,438
Investment in subordinated certificates. . . . . . . .                4,081               4,329
Servicing fee receivable . . . . . . . . . . . . . . .                3,444               3,121
Prepaid expenses . . . . . . . . . . . . . . . . . . .                2,487               2,755
Servicing assets . . . . . . . . . . . . . . . . . . .                1,363                 ---
Other assets . . . . . . . . . . . . . . . . . . . . .                9,090               6,506
                                                                 ----------          ----------
                                                                  $  35,871           $  29,289
                                                                 ----------          ----------
                                                                 ----------          ----------


4.   SUBORDINATED NOTES
                                                           AT                    AT
(DOLLARS IN THOUSANDS)                               MARCH 31, 1997       DECEMBER 31, 1996
                                                     --------------       -----------------
Senior subordinated notes, Series 1996-A . . . . .      $  30,000           $  30,000
Junior subordinated notes. . . . . . . . . . . . .         22,804              23,689
                                                       ----------          ----------
                                                        $  52,804           $  53,689
                                                       ----------          ----------
                                                       ----------          ----------

5.   SENIOR NOTES

     In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each note includes a detachable Warrant, which when exercised entitles the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Notes are general, unsecured obligations of the Company and will rank Senior in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to retire the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest) and the remainder is available for working capital. The premium paid for the early extinguishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.


6.   SHAREHOLDERS' EQUITY

     As discussed in Note No. 5 above, the Company issued Warrants to purchase an aggregate of 2,052,000 shares of the Company's common stock in connection with its issuance of Senior Notes. The fair value of the Warrants on the date of issue, as determined by the Company, has been recognized as a component of additional paid-in capital.


7.   EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS

     The Company applies APB No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for such plans during the periods reported. Had compensation costs for the Company's stock incentive plans been determined as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been equal to the amounts listed below.


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                          1997            1996
                                                       -------------    -------------
Pro-forma net income (loss). . . . . . . . . . .       $  (75,476)          $  10,841

Pro-forma earnings per share:
Primary. . . . . . . . . . . . . . . . . . . . .         $  (1.93)            $  0.40
Fully diluted. . . . . . . . . . . . . . . . . .         $  (1.93)            $  0.36

     The fair value of the options was estimated at date of grant using a black-scholes option pricing model with a weighted average risk free interest rate of 6.7% for 1997 and 1996, volatility factor of the expected market price of the Company's common stock of .68 and an option life of five or ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated primarily by new car dealers affiliated with major foreign and domestic manufacturers. At March 31, 1997, the Company had purchased loans from more than 8,300 dealers in 42 states, a substantial majority of which sell loans to the Company on a regular basis. Loans are purchased through 18 regional buying centers serving as "hubs," supplemented by a network of dealer development representatives ("DDRs"). DDRs generate loans in their assigned market, or "spokes," while credit approval and loan processing, are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company services loans through its regional buying centers and four regional servicing and collection centers.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS

     SPECIAL CHARGES. For the three months ended March 31, 1997, the Company reported a net loss of $75.3 million, or $1.93 per share on a fully-diluted basis resulting from two special charges. These charges include a non-cash after-tax charge of approximately $63.9 million, due to a change in accounting estimate and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (see Management's Discussion and Analysis - EXTRAORDINARY ITEM).

     Approximately $60.8 million of the $63.9 million after-tax charge is due to
(i) a change in estimated recovery rates on current repossessed inventory and anticipated future inventory arising from existing securitization transactions, and (ii) a change in the Company's accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory. The remaining $3.1 million after-tax charge relates to various litigation and severance charges (see Management's Discussion and Analysis - OPERATING EXPENSES).

     The recovery rate on repossessed inventory is measured by the liquidation amount realized on the repossessed vehicles as a percentage of the outstanding principal balance of the charged-off loan associated with the repossessed vehicles. The Company's change in estimated recovery rates is based, in part, on a decline in the weighted average recovery rate experienced by the Company during the first three months of 1997. During the first quarter of 1997, the weighted average recovery rate on repossessed vehicles declined to approximately 70% from approximately 83% for the year ended December 31, 1996. This reduction in recovery rates primarily reflects increased liquidation of repossessed inventory through wholesale auctions. The Company increased its use of auctions after a review by the Company's new chief executive officer and other members of management conducted in mid-march 1997 indicated that based on the number of retail dispositions during the first half of March 1997 the Company's current retail distribution channels were not sufficient to liquidate vehicles at a pace satisfactory to management and would not, in the foreseeable future, be adequate to exceed the number of additional repossessions expected each month. In order to reduce the Company's repossessed inventory to a level more acceptable to management, the Company sold a significantly increased number of repossessed vehicles at wholesale auctions during the last half of March 1997. As a result, the Company sold approximately 35% of current quarter sales of repossessed vehicles through wholesale auctions in the first quarter of 1997, as compared with 30% during the calendar year 1996. The Company's recovery rates were also reduced during the first quarter of 1997 due to lower pricing of repossessed vehicles sold through the Company's retail distribution channels in an attempt to accelerate the liquidation of repossessed vehicles while maintaining consistent credit quality.

     The estimated recovery rates are also determined by an analysis of estimated recovery rates in future periods. Based on its evaluation of certain events occurring in 1997, the Company believes that recovery rates are not likely to increase above the level experienced during the first quarter of 1997 and certain events may cause a further decline in these rates in future periods. As explained above, the Company does not believe that it has sufficient capacity to sell an increasing number of repossessed vehicles through its current network of retail consignment dealers. Accordingly, the company expects to control the size of its repossessed inventory by continuing to increase the use of wholesale auctions to dispose of repossessed vehicles. In April 1997, the Company's new chief executive officer completed a review of the Company's retail disposition strategy. Consequently, based on the recommendation of the new chief executive officer, the Company adopted modifications to its retail disposition strategy that are intended to reduce liquidity requirements of this strategy and establish more efficient operating procedures. The Company's retail disposition strategy generally requires it to hold a repossessed vehicle in inventory for a longer period of time than would a wholesale disposition strategy, and as a consequence delays the receipt of excess cash flows from securitization trusts following default of a loan. In light of this, the Company has established a policy that limits the length of time a repossessed vehicle may be held for resale through retail channels. The limitation on the length of time a repossessed vehicle is held for sale is intended to reduce delays in cash flow, but may reduce overall recovery rates due to an increased use of wholesale auctions. Under the modified retail disposition strategy, the Company intends to measure the effectiveness of the strategy by the program's profitability as compared to a wholesale disposition strategy. Management of the retail disposition program will be accountable for optimizing the recovery rates on the repossessed inventory and achieving acceptable profitability levels. As a result, it is expected that managers responsible for the modified retail disposition program will increase the use of wholesale auctions to control inventory size and the costs associated with the operation of the program. The Company's retail disposition strategy, as modified, is relatively new and evolving, and therefore , the Company's management has concluded that recoveries under the program are uncertain and may be subject to further change.

     In addition, the Company anticipates a continued softening of the used car market and therefore lower retail and wholesale prices. Factors contributing to this market softening include the recent start-up of superstore competition and forecasted levels of used lease vehicles that will be available in the market. Further, higher interest rates are expected, as evidenced by recent increases in the federal funds rate and prime rate on March 23, 1997, which have a direct impact on pricing of vehicles. The Company has concluded that, for the reasons described above, future recovery rates (after giving effect to related costs) will be lower for the foreseeable future than those reflected in the Company's prior accounting estimates. In light of these items, the Company has elected to record an after-tax charge of approximately $45.3 million as of March 31, 1997 which reflects an adjustment of current inventory and estimated reduction to future cash flows due to lower expected recovery rates on future inventory arising from existing securitization trusts.

     At the same time as the Company changed its estimated recovery rates, the Company also deemed it appropriate to review its accounting policy concerning the valuation of repossessed vehicles in light of the modifications to its retail disposition strategy and other factors. As a result of this review, the Company has decided to change its accounting policy concerning the valuation of repossessed vehicles. This change in policy will require the Company to record all current and expected repossessed vehicles at recovery rates that reflect expected values to be achieved through wholesale auctions (currently approximately 60% of principal balance outstanding), regardless of the specific asset disposition strategy to be employed. To the extent actual results are more favorable than wholesale estimates, greater recoveries will be reflected in current period earnings when the vehicles are liquidated. As a consequence of this policy change, the Company's results of operations will depend, in part, on sales prices for used vehicles in wholesale auctions. Decline in wholesale recovery rates may adversely effect the Company's results unless offset by higher retail recovery rates during the period. The Company believes that the revised accounting policy will better reflect its modified retail disposition strategy and, accommodate a better understanding by users of the Company's financial statements. Moreover, the Company believes this change in accounting policy provides a financial presentation that is more comparable to other consumer finance companies and responds to recent events in the consumer finance industry which events, the Company believes, provides further evidence that lower estimated recovery rates are appropriate. For these reasons, the Company believes the change in accounting policy at this time reflects a preferable application of generally accepted accounting principles. Because the change in policy is inseparable from the estimation process referred to above, it is appropriate to reflect the effect of the change in accounting policy of approximately $15.5 million after-tax, as a reduction to current period earnings.

     NET INTEREST MARGIN. The components of net interest margin for each of the three month periods ended March 31 were:

                                                                                             1997                1996
                                                                                          ----------         -----------
Interest income on loans, net of interest expense on warehouse
   facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    8,170          $    5,206
Interest income on short-term investments, spread accounts and
   other cash accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,657               3,446
Recognition of present value discount. . . . . . . . . . . . . . . . . . . . . .               6,196               3,741
Provision for credit losses on loans held for sale . . . . . . . . . . . . . . .                (658)                (93)
                                                                                          ----------          ----------
   Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   18,365          $   12,300
                                                                                          ----------          ----------
                                                                                          ----------          ----------

     Net interest margin increased 49% during the three months ended March 31, 1997, compared with the same period a year ago. The rise in net interest margin is primarily due to (i) growth in the average balances of loans held for sale pending securitization, (ii) increased net interest rates earned on loans held for sale pending securitization and (iii) increases in the volume of the Company's securitization transactions.

     Increased purchasing volume is primarily due to the Company's continued geographic expansion and improved market penetration through growth in its dealer network. As of March 31, 1997, the Company had 18 regional buying centers, up from 16 at March 31, 1996 and had increased its dealer network to 8,303 dealers at March 31, 1997 from 5,874 at March 31, 1996. The Company's loan purchasing volume for each of the three months ended March 31 are set forth in the table below.

(DOLLARS IN THOUSANDS)                                     1997           1996
                                                       ----------     ----------
Premier. . . . . . . . . . . . . . . . . . . . . .     $  403,195     $  493,188
Classic. . . . . . . . . . . . . . . . . . . . . .        378,677        140,318
                                                       ----------     ----------
   Total loans purchased . . . . . . . . . . . . .     $  781,872     $  633,506
                                                       ----------     ----------
                                                       ----------     ----------

     The rise in loan purchasing volume resulted in an increase in the average monthly balance of loans held for sale to $288.2 million, up from $199.7 million during the quarter ended March 31, 1997 and 1996, respectively, on which the Company earns a net interest rate spread until such loans are securitized. The weighted average net interest rate spread rose to 7.43% during the first quarter of 1997 compared with 6.01% in the same period a year ago. The rise in net interest spread is principally due to higher average annual percentage rates ("APR") paid by obligors resulting from expansion of the Company's Classic loan program.

     Interest income on short-term investments, spread accounts and other cash accounts established in connection with securitization transactions increased 35% for the three months ended March 31, 1997 compared with the same period during 1996. This increase is primarily due to growth in the average balances of spread accounts and other securitzation related cash accounts resulting from higher securitization volume. Income from the recognition of present value discount also grew due to the increased volume of securitizations.

     GAIN ON SALE OF LOANS. During the three months ended March 31, 1997, the Company recognized a non-recurring pre-tax charge to gain on sale of loans of $98.0 million resulting in a year-to-date loss on sale of loans of $77.9 million (See Management Discussion and Analysis - RESULTS OF OPERATIONS). The Company securitized $774.7 million of loans held for sale during the first quarter of 1997 compared with $655.8 million in the same period a year ago realizing a gain on sale of approximately $20.1 million, before the non-recurring charge. The reduction in gain on sale during the first quarter of 1997, before the non-recurring charge, compared with $25.2 million realized during the first quarter of 1996 is primarily due to increased loss rate, servicing cost and discount factor assumptions utilized in the Company's computation of gain on sale. Refer to Management Discussion and Analysis - RESULTS OF OPERATIONS for discussion of change in estimates.

     The Company benefited from improved gross interest rate spreads during the three months ended March 31, 1997. The increase in the gross interest rate spread earned on securitized loans is primarily due to an increase in the Company's weighted average coupon rate reflecting a shift to the higher yielding Classic loans partially off-set by an increase in the weighted average securitization rate on loans purchased and subsequently securitized.


     The following table summarizes the Company's gross interest rate spreads for each of the three month periods ended March 31:

                                                      1997             1996
                                                     -------         -------

Weighted average APR of loans securitized. . . . .   15.48 %         13.81 %
Weighted average securitization rate . . . . . . .    6.52            5.82
                                                     -------         -------
Gross interest rate spread (1) . . . . . . . . . .    8.96 %          7.99 %
                                                     -------         -------
                                                     -------         -------

----------------------------------
(1) Before gains/losses on hedging transactions.

     Gain on sale of loans reflects $1.4 million of realized gains on hedging transactions during the first quarter of 1997 compared with $1.9 million of realized gains on hedging transactions during the same period in 1996. There were no realized losses during the period ended March 31, 1997 and 1996.

     SERVICING FEE INCOME. The Company increased its servicing fee income to $9.5 million during the three months ended March 31, 1997 from $5.7 million in the first three months of 1996. This increase was directly related to an increase in the Company's servicing portfolio outstanding. The following table reflects the growth in the Company's servicing portfolio from March 31, 1996 to March 31, 1997.

(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                                             AT MARCH 31,
                                                                         --------------------------------
                                                                               1997               1996
                                                                         ------------       -------------
Principal balance of automobile loans held for sale. . . . . . .         $     41,605        $     81,552
Principal balance of loans serviced under securitizations. . . .            4,152,993           2,563,588
                                                                         ------------        ------------

Servicing portfolio. . . . . . . . . . . . . . . . . . . . . . .         $  4,194,598        $  2,645,140
                                                                         ------------        ------------
                                                                         ------------        ------------
Average unpaid principal balance (actual dollars). . . . . . . .         $     12,479        $     12,407
Number of loans serviced . . . . . . . . . . . . . . . . . . . .              336,129             213,193

     OTHER NON-INTEREST INCOME. Other non-interest income rose to $2.2 million during the three months ended March 31, 1997 from $0.7 million during the same period in 1996. This increase is primarily due to late fee and insufficient funds charges to borrowers.

     OPERATING EXPENSES. Salaries and benefits expense increased to $14.5 million in the first quarter of 1997, up 59% from $9.1 million during the same period in 1996. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 1,490 at March 31, 1997 from 751 at March 31, 1996. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans and reflects additional associates hired to staff four new regional collection centers opened from October through December of 1996. Further, salaries and benefit expenses have increased due to costs associated with managing the Company's retail liquidation strategy for repossessed vehicles. The Company anticipates that such costs will begin to level off or decline in future periods due to recently adopted changes to its liquidation strategy (see discussion in Management's Discussion and Analysis - RESULTS OF OPERATIONS).

     Other operating costs including, occupancy, depreciation and amortization, servicing and collection expenses, also increased during the first quarter of 1997 to $26.2 million, up 140% from $10.9 million in the same period of 1996. The rise in other operating costs is primarily due to the addition of the regional servicing and collection centers, continued expansion of the regional buying centers and growth in loan purchasing. As loan purchasing volume increases, the Company incurs incremental increases in costs associated with underwriting, servicing and collecting of such loans. Also included in operating costs during the first quarter of 1997 is a one-time pre-tax charge of approximately $5.0 million. This special charge is primarily due to legal costs associated with defending recently filed litigation against the Company as well as costs associated with resolving legal issues involving improper practices at certain of the Company's initial consignment dealers. The Company has since terminated its business relationship with such dealers. Also, included in the special charge are severance expenses for certain former executives of the Company.

     LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 38% to $7.6 million during the first quarter of 1997 compared to $5.5 million during the same period in 1996. This increase is primarily due to the issuance of $300.0 million of Senior Notes in March 1997 partially off-set by the concurrent extinguishment of a $145 million of 13% Senior Term Notes.

     EXTRAORDINARY ITEM. In March 1997, the Company issued $300.0 million 11.25% Senior Notes and utilized approximately $173.5 million to retire the Company's $145.0 million 13% Senior Term Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and additional professional fees incurred to retire such debt have been treated as an extraordinary item, net of tax.

FINANCIAL CONDITION

     FINANCE INCOME RECEIVABLE. Finance income receivable, decreased to $301.0 million at March 31, 1997 from $362.9 million at December 31, 1996. This 17.0% decrease reflects a non-recurring $98.0 million pre-tax charge during the first quarter (See Management's Discussion and Analysis - RESULTS OF OPERATIONS) partially offset by amounts capitalized upon completion of the Company's first quarter securitization related to the present value of estimated cash flows.

     DEFERRED INCOME TAX. Deferred income taxes declined to $8.1 million at March 31, 1997 from $54.4 million at December 31, 1996. This decrease reflects the recognition of a tax benefit from the current quarter loss from operations and extraordinary charge.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased 43.6% to $18.9 million at March 31, 1997 as compared with $13.2 million at December 31, 1996. This increase is partly due to accrued securitization expenses associated with the Company's first quarter securitization transaction, as well as increased accruals for salary, occupancy and various operating expenses reflecting the continued growth in the Company's staffing, facilities, loan purchases and servicing portfolio. In addition, the Company recorded accruals during the first quarter of 1997 related to severance agreements for certain former executives and increased legal expenses associated with recent litigation filed against the Company as well as costs to resolve legal issues involving certain consignment dealers initially utilized by the Company.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

  The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

                                                                         MARCH 31,                     DECEMBER 31,
DELINQUENCY EXPERIENCE (1):                                                1997                           1996
                                                                 -------------------------    --------------------------
                                                                   NUMBER OF                   NUMBER OF
                                                                    LOANS       BALANCE          LOANS         BALANCE
                                                                 ----------     ----------    ------------    ----------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period . . . . . . . . . . . .        336,129     $4,194,598        302,450     $3,791,857
Delinquencies:
   31-60 days. . . . . . . . . . . . . . . . . . . . . . . .          3,803         47,006          3,884         47,225
   61-90 days. . . . . . . . . . . . . . . . . . . . . . . .          1,894         24,092          1,255         15,877
   91 days or more . . . . . . . . . . . . . . . . . . . . .          2,170         27,144          2,911         37,019
                                                                 ----------     ----------     ----------     ----------
Total automobile loans delinquent 31 or more
   days. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,867     $   98,242          8,050     $  100,121
Delinquencies as a percentage of number of
   loans and amount outstanding at end of period (2) . . . .           2.34 %         2.34 %         2.66 %         2.64 %

Amount in repossession (3) . . . . . . . . . . . . . . . . .          5,306     $   45,655          4,651     $   64,929
                                                                 ----------     ----------     ----------     ----------
Total delinquencies and amount in
   repossession (2). . . . . . . . . . . . . . . . . . . . .         13,173     $  143,897         12,701     $  165,050
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)  Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been repossessed but not yet liquidated.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                                           1997                 1996
                                                                              -----------         ------------
Average servicing portfolio outstanding during the period. . . . . . .        $  3,976,446        $  2,461,267
Average number of loans outstanding during the period. . . . . . . . .             319,118             199,596
Number of repossessions. . . . . . . . . . . . . . . . . . . . . . . .               4,966               2,755
Annualized repossessions as a percentage of average number of loans
  outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6.22  %             5.52  %
Gross charge-offs (2)  . . . . . . . . . . . . . . . . . . . . . . . .           $  46,410         $     6,017
Recoveries (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,880               1,157
                                                                               -----------         -----------
Net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  44,530         $     4,860
                                                                               -----------         -----------
                                                                               -----------         -----------

Annualized gross charge-offs as a percentage of average servicing
  portfolio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.67  %             0.98  %
Annualized net losses as a percentage of average servicing portfolio .                4.48  %             0.79  %

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

     The decrease in the delinquency rate at March 31, 1997, compared with December 31, 1996, reflects the improved servicing and collection capabilities resulting from the establishment of four new regional collection centers from October through December 1996. Although the number of repossessed vehicles has increased since December 31, 1996, reflecting a continued rise in defaults due to growth of the Company's portfolio and seasoning of loans purchased under the Company's Classic loan program, the net realizable value of the repossessed inventory has declined as a result of the Company's revised policy with respect to inventory valuation (see Management's Discussion and Analysis - RESULTS OF OPERATIONS). Under its new policy, repossessions are recorded at a value which approximates that which the Company believes can be achieved through wholesale distribution channels (regardless of the distribution strategy ultimately utilized). This change in valuation policy also affected gross charge-off and net loss percentages during the first quarter of 1997 due to a valuation adjustment to existing inventory. Excluding the one-time valuation adjustment, annualized gross charge-offs and net losses would have been 2.09 percent and
1.90 percent, respectively, during the three months ended March 31, 1997. The increase in charge-off and net loss rates compared with the same period a year ago reflects the continued rise in Classic loan volume and seasoning of the existing portfolio and also reflects the effect of selling an increased proportion of repossessed vehicles through wholesale auctions (see Management's Discussion and Analysis - RESULTS OF OPERATIONS). Pre-adjusted losses for the six month rolling rate as calculated under the Company's recently retired 13% Senior Term Note Indenture were 1.60 percent as of March 31, 1997.

LIQUIDITY

     The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the foreseeable future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 90% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $781.9 million of loans during the first three months of 1997 compared to $633.5 million during the same period in 1996.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the three months ended March 31, 1997 were $25.5 million, or approximately 3.26% of the principal balance of loans purchased, compared with $24.7 million, or approximately 3.90% of loans purchased during the same period in 1996. The decrease in dealer participation as a percentage of loans purchased reflects the growth in the volume of Classic loans.

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction.
The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In certain securitizations the Company also has been required to provide initial cash deposits into such accounts. The Company had $164.1 million of restricted cash in spread accounts at March 31, 1997, compared with $143.0 million at December 31, 1996. The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% per annum of the principal amount of the asset-backed securities sold into securitizations.

     NET INTEREST MARGIN. Although the Company records net interest margin as earned, the interest income component is generally received in cash from excess cash flow over the life of the securitization trust, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

     ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with servicing agreements, the Company makes advances only in the event it expects to recover them through the ultimate payments from the obligor on the loan. Beginning in December 1996, the Company's servicing agreements were modified to require interest advances only when the related loan is 31 days delinquent and greater.

     REPOSSESSED INVENTORY. At March 31, 1997, the Company's inventory of repossessed automobiles held for resale was $45.7 million, compared with $64.9 million at December 31, 1996. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At March 31, 1997, repossessed inventory was 1.1% of the total servicing portfolio compared with 1.7% at December 31, 1996. In April 1997, the Company modified its retail disposition strategy with a goal of increasing its rate of repossessed inventory turnover. The improvement in excess cash flows due to the increased inventory turnover rate may be partially reduced by lower recoveries realized through an increased use of wholesale auctions.

PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first quarter of 1997, the Company received $13.8 million of excess cash flow, compared with $4.2 million during the first three months in 1996. The Company received an additional $1.3 million and $2.3 million of cash during the first quarter of 1997 and 1996, respectively, which was released from spread accounts associated with two securitization transactions closed-out during the current quarter of 1997 and first quarter of 1996, respectively.

     SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance, which amounted to $9.5 million and $5.7 million during the three months ended March 31 1997 and 1996, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At March 31, 1997, the Company had warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $717.3 million, of which $686.4 million was available. Amounts due under warehouse facilities decreased to $30.9 million at March 31, 1997 from $111.1 million at December 31, 1996, primarily due to timing of securitization transactions. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the transaction, are applied to repay amounts outstanding under warehouse facilities.

     SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transaction for the three months ended March 31, 1997, which was publicly issued and rated "AAA/Aaa".


(DOLLARS IN THOUSANDS)
                                        REMAINING           REMAINING
                                        BALANCE AS         BALANCE AS A          CURRENT             WEIGHTED             GROSS
                                            OF             PERCENTAGE OF         WEIGHTED            AVERAGE             INTEREST
                     ORIGINAL            MARCH 31,           ORIGINAL            AVERAGE          SECURITIZATION           RATE
DATE                  BALANCE              1997              BALANCE               APR                 RATE               SPREAD
-------------    -----------------    --------------       -------------      --------------      ---------------      -------------
March 97 (1)        $  775,000          $  728,734            94.03%              15.51%               6.54%               8.97%

----------------------------------------

(1) At March 31, 1997, $737.3 million of automobile loans had been delivered to the trust and $37.7 million cash remained in the pre-funded portion of the trust.

OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support the continued growth in loan volume, increased dealer participations, securitizations and general operating expenses.

     In March 1997, the Company sold $300 million 11.50% Senior Notes, due 2007. Net proceeds received from the offering of the Senior Notes approximated $291.2 million.

CAUTIONARY STATEMENTS

     Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in automobile loan purchases, anticipated net interest margins, anticipated loan securitizations and gain on sale, anticipated operations costs and employment growth, anticipated delinquency, loan loss and repossession experience. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

     The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

- The effects of increased delinquency rates and loan loss rates, including further write downs of finance income receivable and decreases in cash flow from securitization trusts in the event certain portfolio performance tests are violated.

- The effects of "seasoning" of the Company's loan portfolio and increased use of the Company's Classic loan program, each of which are likely to adversely affect the Company's level of delinquencies and losses which may require higher loss reserves and decrease cash flow from securitization trusts in the event certain portfolio performance tests are violated.

- The effects of the Company's modified retail disposition program which may result in an increased use of wholesale dispositions for repossessed inventory and thereby lower recovery rates.

- The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

- Difficulties or delays in the securitization of the Company's automobile loans and the resulting impact on the cost and availability of such funding. Such difficulties and delays may result from changes in the availability of credit enhancement in securitizations, the current legal, regulatory, accounting and tax environment and adverse change in the performance of the securitized loans.

- Changes in the availability, amount, cost and other terms of warehouse financing to purchase loans.

- The amount, and rate of growth in, the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and the Company expands into new market areas; the effects of changes within the Company's organization or in its compensation and benefit plans; and the impact of unusual items resulting form the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

- The availability, amount, type and cost of debt or equity financing for the Company to support negative operating cash flows and any changes to that financing including any impact from changes in the Company's debt ratings.

- The effects of changes in economic conditions which may increase the risk of default on automobile loans, increase the number of customers seeking protection under bankruptcy laws, reduce demand for automobile loans, and reduce demand for used cars through retail channels.

- The effects of intense competition from financial institutions, such as banks, other automobiles finance companies, thrifts, leasing companies and captive finance companies owned by automobile manufacturers.

- The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or its subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          In March 1997, two separate claims were filed against the Company which assert violations of federal securities disclosure laws on behalf of those persons who purchased the Company's common stock between November, 1994 and March, 1997. The Company intends to vigorously defend against such allegations. In addition, the Company is party to litigation in the ordinary course of business, generally involving actions against borrowers to collect amounts on loans or recover vehicles. The Company does not expect any pending proceedings to have a material adverse effect on the Company or its results of operations.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     The following exhibits are filed in response to Item 601 of Regulation S-K.

     EXHIBIT NO.              DESCRIPTION

     3.1 Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit No. 4.1 to Registrants Statement on Form S-2, File No. 33-90108).

     3.2 Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

     4.1 Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed November 7,
               1996).

     4.2 First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's unsecured

               Extendible Notes and Fixed Term-Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form S-1, File No. 33-81512).

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

     4.5 Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

     4.6 First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

     4.7 Indenture dated as of March 12, 1997, between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.8 First Supplemental Indenture, dated as of March 12, 1997 between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit
               4.2 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.9 Warrant Agreement, dated as of March 12, 1997 by and between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.10 Form of unit (incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.11 Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.12      Form of Initial Warrant Certificate (incorporated by reference to
               Exhibit 4.6 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.13 Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.7 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).


     10.1 Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997 among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Associate, as Trustee and Collateral Agent.

     10.2 Series 1996-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

     10.3 Insurance and Indemnity Agreement, dated as of March 20, 1997, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1997-A, Olympic First GP Inc., Olympic Second GP Inc. and Olympic Receivables Finance Corp.

     11.1      Computation of Earnings Per Share

     12.1      Computation of Ratio of Earnings to Fixed Charges

     12.2 Computation of Ratio of Earnings to Fixed Charge and Preferred Stock Dividends

     27        Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     On January 14, 1997, the Company filed a Current Report on Form 8-K, dated January 6, 1997, reporting that Richard A. Greenawalt has accepted the position of President and Chief Executive Officer and Warren Kantor was elected as Chairman of the Board of Directors.

     The Company filed a Current Report on Form 8-K, filed and dated March 7, 1997, reporting that the Company was served with a complaint in Texas state court alleging that it originated loans above the maximum allowed rate by Texas law.

     On March 10, 1997, the Company filed a Current Report on Form 8-K, dated March 7, 1997, reporting that the Company agreed to sell $300 million, 11.5% Senior Notes due 2007 and 300,000 Warrants to purchase an aggregate of 2,052,000 shares of its Common Stock.

     On March 12, 1997, the Company filed a Current Report on Form 8-K, dated March 7, 1997, reporting a Form T-1 Statement of Eligibility of Norwest Bank, Minnesota National Association, as Trustee, relating to the Company's $300 million, 11.5% Senior Notes.

     On March 18, 1997, the Company filed a Current Report on Form 8-K, dated March 12, 1997, reporting the $300 million 11.5% Senior Notes Indenture.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OLYMPIC FINANCIAL LTD.



SIGNATURE                                    TITLE                    DATE
-------------------------------    --------------------------   ----------------

/s/  Richard Greenawalt
-------------------------------
Richard Greenawalt                 President, Chief Executive    April 25, 1997
                                         Officer

/s/  John A. Witham
-------------------------------
John A. Witham                      Executive Vice President     April 25, 1997
                                   and Chief Financial Officer
                                  (Principal Financial Officer)

/s/  Brian S. Anderson
--------------------------------
Brian S. Anderson                      Senior Vice President,    April 25, 1997
                                      Corporate Controller and
                                         Assistant Secretary
                                        (Principal Accounting
                                                Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------
3.1            Restated Articles of Incorporation of the Registrant, as amended
               (incorporated by reference to Exhibit No. 4.1 to Registrants
               Statement on Form S-2, File No. 33-90108).

3.2 Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

4.1 Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed November 7,
               1996).

4.2 First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's unsecured Extendible Notes and Fixed Term-Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form S-1, File No. 33-81512).

4.3 Indenture, dated as of April 28, 1995, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's 13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

4.4 First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April 28, 1995, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's 13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.6 the Registrant's Annual Report on form 10-K for the year ended December 31, 1995).

4.5 Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

4.6 First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Registrants Annual Report on form 10-K for the year ended December 31, 1996).

4.7 Indenture dated as of March 12, 1997, between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.8 First Supplemental Indenture, dated as of March 12, 1997 between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit
               4.2 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.9 Warrant Agreement, dated as of March 12, 1997 by and between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.10 Form of unit (incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.11 For of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.12           Form of Initial Warrant Certificate (incorporated by reference to
               Exhibit 4.6 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.13 Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between Olympic Financial Ltd. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.7 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

10.1 Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997 among the Company, Olympic Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Associate, as Trustee and Collateral Agent.

10.2 Series 1996-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Company, Olympic Receivables Finance

               Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent.

10.3 Insurance and Indemnity Agreement, dated as of March 20, 1997, among the Company, Financial Security Assurance Inc., Olympic Automobile Receivables Trust, 1997-A, Olympic First GP Inc., Olympic Second GP Inc. and Olympic Receivables Finance Corp.

11.1           Computation of Earnings Per Share

12.1           Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Fixed Charge and Preferred Stock Dividends

27             Financial Data Schedule