Form 10-Q
period 1997-06-30
ARCADIA FINANCIAL LTD
filed 1997-08-13
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997               Commission file number 0-20526

                            ------------------------

                             ARCADIA FINANCIAL LTD.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                            41-1664848
    (State or other jurisdiction       (I.R.S. Employer Identification
 of incorporation or organization)                 Number)

            7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MN 55439-2435
                    (Address of principal executive office)

       Registrant's telephone number, including area code (612) 942-9880

                            ------------------------

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The number of shares of the Common Stock of the registrant outstanding as of July 28, 1997 was 38,097,501.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements...............................    3

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................   11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   22

Item 2.   Changes in Securities...........................................   22

Item 3.   Defaults Upon Senior Securities.................................   22

Item 4.   Submission of Matters to a Vote of Security Holders.............   22

Item 5.   Other Information...............................................   24

Item 6.   Exhibits and Reports on Form 8-K................................   24

SIGNATURES................................................................   27

EXHIBIT INDEX.............................................................   28

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Form 10-Q for quarter ended June 30, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial condition and Results of Operations--Cautionary Statements" herein and "Cautionary Statements" in Exhibit 99.1 to the 1996 Annual Report on Form 10-K constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                             ARCADIA FINANCIAL LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                      ASSETS

Cash and cash equivalents.......................................................   $    28,135      $    16,057
Due from securitization trust...................................................       168,211          177,076
Auto loans held for sale........................................................        47,472           36,285
Finance income receivable.......................................................       338,092          362,916
Restricted cash in spread accounts..............................................       189,643          142,977
Furniture, fixtures and equipment...............................................        16,465           13,630
Other assets....................................................................        34,576           29,289
                                                                                  -------------        --------
      Total assets..............................................................   $   822,594      $   778,230
                                                                                  -------------        --------
                                                                                  -------------        --------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities..........................................   $    97,722      $   111,140
Senior term notes...............................................................       291,671          145,000
Subordinated notes..............................................................        51,742           53,689
Capital lease obligations.......................................................         6,583            7,729
Deferred income taxes...........................................................        11,620           54,387
Accounts payable and accrued liabilities........................................        27,986           13,192
                                                                                  -------------        --------
      Total liabilities.........................................................       487,324          385,137

Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 38,060,023 and 36,416,802 shares issued and outstanding,
      respectively..............................................................           381              364
  Additional paid-in capital....................................................       321,943          310,187
  Retained earnings.............................................................        12,946           82,542
                                                                                  -------------        --------
      Total shareholders' equity................................................       335,270          393,093
                                                                                  -------------        --------
      Total liabilities and shareholders' equity................................   $   822,594      $   778,230
                                                                                  -------------        --------
                                                                                  -------------        --------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  -----------------------------
                                                          1997           1996            1997           1996
                                                      -------------  -------------  --------------  -------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Net interest margin...............................  $      19,130  $      15,085  $       37,495  $      27,385
  Gain on sale of loans, net of $98.0 million
    special charge in March 1997....................         26,459         25,452         (51,428)        50,681
  Servicing fee income..............................         11,047          6,557          20,525         12,300
  Other non-interest income.........................          2,203          2,449           4,384          3,173
                                                      -------------  -------------  --------------  -------------
    Total revenues..................................         58,839         49,543          10,976         93,539
EXPENSES:
  Salaries and benefits.............................         15,115          8,813          29,593         17,910
  General and administrative and other operating
    expenses........................................         23,810         11,124          49,975         22,043
                                                      -------------  -------------  --------------  -------------
    Total operating expenses........................         38,925         19,937          79,568         39,953
  Long-term debt and other interest expense.........         10,651          6,433          18,242         11,949
                                                      -------------  -------------  --------------  -------------
    Total expenses..................................         49,576         26,370          97,810         51,902
                                                      -------------  -------------  --------------  -------------
  Operating income (loss) before income taxes and
    extraordinary item..............................          9,263         23,173         (86,834)        41,637
  Income tax expense (benefit)......................          3,520          8,458         (33,066)        15,844
                                                      -------------  -------------  --------------  -------------
  Income (loss) before extraordinary item...........          5,743         14,715         (53,768)        25,793
  Extraordinary item................................             --             --         (15,828)            --
                                                      -------------  -------------  --------------  -------------
  Net income (loss).................................  $       5,743  $      14,715  $      (69,596) $      25,793
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
PRIMARY EARNINGS PER SHARE:
  Net income (loss) per common share before
    extraordinary item..............................  $        0.15  $        0.43  $        (1.37) $        0.85
  Extraordinary item per common share...............             --             --           (0.41)            --
                                                      -------------  -------------  --------------  -------------
  Net income (loss) per common share................  $        0.15  $        0.43  $        (1.78) $        0.85
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
FULLY DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary
    item............................................  $        0.15  $        0.40  $        (1.37) $        0.76
  Extraordinary item per share......................             --             --           (0.41)            --
                                                      -------------  -------------  --------------  -------------
  Net income (loss) per share.......................  $        0.15  $        0.40  $        (1.78) $        0.76
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
Weighted average common and common equivalent shares
  outstanding:
  Primary...........................................     39,182,748     33,508,215      39,163,325     29,397,320
  Fully diluted.....................................     39,182,748     37,205,287      39,239,574     33,981,805

                             ARCADIA FINANCIAL LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................  $     (69,596) $      25,793
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.....................................................          3,262          1,858
  (Increase) decrease in assets:
    Automobile loans held for sale:
      Purchases of automobile loans.................................................     (1,557,818)    (1,291,687)
      Sales of automobile loans.....................................................      1,522,135      1,330,262
      Repayments of automobile loans................................................         24,496         27,681
    Finance income receivable.......................................................         24,824        (78,465)
    Restricted cash in spread accounts..............................................        (46,666)       (38,368)
    Due from securitization trusts..................................................          8,865       (151,635)
    Advances due to servicer........................................................          3,390         (1,676)
    Servicing fee receivable........................................................           (579)          (557)
    Prepaid expenses................................................................          1,048            292
    Other assets....................................................................         (4,592)        (1,289)
  Increase (decrease) in liabilities:
    Deferred income taxes...........................................................        (42,767)        15,843
    Accounts payable and accrued liabilities........................................         14,794          6,927
                                                                                      -------------  -------------
        Total cash used in operating activities.....................................       (119,204)      (155,021)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment...................................         (5,006)        (1,451)
Purchase of subordinated certificates...............................................             --         (1,219)
Collections on subordinated certificates............................................            572            539
                                                                                      -------------  -------------
        Total cash used in investing activities.....................................         (4,434)        (2,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock..........................................          2,485        150,500
Payment of dividends on 8% Convertible Preferred Stock..............................             --           (807)
Proceeds from borrowings under warehouse facilities.................................      1,074,410        952,596
Repayment of borrowings under warehouse facilities..................................     (1,087,828)      (961,289)
Subordinated notes, net proceeds (repayments).......................................         (1,947)        39,283
Repayments of long-term debt........................................................       (145,000)            --
Proceeds from issuance of Senior Notes..............................................        300,000             --
Deferred debt issuance cost, net....................................................         (5,127)          (664)
Reduction of capital lease obligations..............................................         (1,277)        (1,232)
                                                                                      -------------  -------------
        Total cash provided by financing activities.................................        135,716        178,387
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................         12,078         21,235
Cash and cash equivalents at beginning of period....................................         16,057          1,340
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $      28,135  $      22,575
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases.....................................................  $         132  $       4,754
  Cash paid for:
    Interest........................................................................  $      14,656  $      16,417

            See notes to unaudited consolidated financial statements

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                     --------------------------------------------------------------
                                                      NUMBER OF                 ADDITIONAL
                                                        COMMON     COMMON PAR    PAID IN     RETAINED
                                                        SHARES        VALUE      CAPITAL     EARNINGS      TOTAL
                                                     ------------  -----------  ----------  -----------  ----------

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996.........................    36,416,802   $     364   $  310,187  $    82,542  $  393,093
Issuance of options and warrants...................            --          --        8,590           --       8,590
Exercise of options and warrants...................     1,476,539          15        2,342           --       2,357
Issuance of Common Stock:
  Benefit plans....................................       166,682           2          125           --         127
Amortization of deferred compensation..............            --          --          699           --         699
Net income.........................................            --          --           --      (69,596)    (69,596)
                                                     ------------       -----   ----------  -----------  ----------
BALANCE, JUNE 30, 1997.............................    38,060,023   $     381   $  321,943  $    12,946  $  335,270
                                                     ------------       -----   ----------  -----------  ----------
                                                     ------------       -----   ----------  -----------  ----------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

    Certain reclassifications have been made to the June 30, 1996 balances to conform to current period presentation.

    FINANCE INCOME RECEIVABLE. In April 1997, the Company changed its accounting policy with respect to valuation of repossessed vehicles. This policy requires the Company to record the estimated realizable value of repossessed vehicles at amounts which approximate that which is expected to be achieved through wholesale disposition. See Management's Discussion and Analysis--SPECIAL CHARGES for additional discussion.

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

    EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. Primary and fully-diluted earnings per share, if computed under SFAS 128, for the three and six months ended June 30, 1997 and 1996, is presented below:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                          --------------------  --------------------
                                                            1997       1996       1997       1996
                                                          ---------  ---------  ---------  ---------
Primary.................................................  $    0.15  $    0.46  $   (1.80) $    0.92
Fully-diluted...........................................  $    0.15  $    0.40  $   (1.78) $    0.76

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED JUNE 30, 1997 (CONTINUED)

2. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable.

                                                                                 AT             AT
                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997           1996
                                                                           --------------  ------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments.........  $   657,319      $ 549,876
Deferred servicing income................................................      (77,308)      (59,473)
Reserve for loan losses..................................................     (209,638)      (95,005)
                                                                           --------------  ------------
Undiscounted cash flows on loans sold, net of estimated prepayments......      370,373        395,398
Discount to present value................................................      (32,281)      (32,482)
                                                                           --------------  ------------
                                                                           $   338,092      $ 362,916
                                                                           --------------  ------------
                                                                           --------------  ------------
Reserve for loan losses as a percentage of servicing portfolio...........         4.64%          2.51%

    The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996........................................................       $  362,916
  Excess cash flows on loans sold, net of estimated prepayments...................          118,944
  Recognition of present value effect of discounted cash flows....................           10,932
  Less:
    Excess cash flows deposited to spread accounts (1)............................          (56,700)
    Change in estimate of future recovery rates (2)...............................          (98,000)
                                                                                           --------
BALANCE, JUNE 30, 1997............................................................       $  338,092
                                                                                           --------
                                                                                           --------

------------------------

(1) Includes approximately $1.3 million of cash released to the Company from remaining spread account balances associated with two securitization transactions initiated in 1993 and closed out during the first quarter of 1997.

(2) Refer to Management's Discussion and Analysis--SPECIAL CHARGES.

3. RESTRICTED CASH IN SPREAD ACCOUNTS

    The following represents the roll-forward of restricted cash in spread accounts:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996........................................................       $  142,977
  Excess cash flows deposited to spread accounts..................................           56,700
  Initial spread account deposits.................................................           19,375
  Interest earned on spread accounts..............................................            4,302
  Less:
    Excess cash flows released to the Company.....................................          (33,711)
                                                                                           --------
BALANCE, JUNE 30, 1996............................................................       $  189,643
                                                                                           --------
                                                                                           --------

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED JUNE 30, 1997 (CONTINUED)

4. OTHER ASSETS

                                                                                       AT               AT
                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
(DOLLARS IN THOUSANDS)
Advances due to servicer........................................................   $     4,749       $   8,140
Deferred debt issuance costs....................................................         9,593           4,438
Investment in subordinated certificates.........................................         3,757           4,329
Servicing fee receivable........................................................         3,700           3,121
Prepaid expenses................................................................         1,707           2,755
Servicing assets................................................................         2,472              --
Other assets....................................................................         8,598           6,506
                                                                                  -------------        -------
                                                                                   $    34,576       $  29,289
                                                                                  -------------        -------
                                                                                  -------------        -------

5. SUBORDINATED NOTES

                                                                                       AT               AT
                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
(DOLLARS IN THOUSANDS)
Senior subordinated notes, Series 1996-A........................................   $    30,000       $  30,000
Junior subordinated notes.......................................................        21,742          23,689
                                                                                  -------------        -------
                                                                                   $    51,742       $  53,689
                                                                                  -------------        -------
                                                                                  -------------        -------

6. SENIOR NOTES

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each note includes a detachable Warrant, and such warrant when exercised entitle the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest) and the remainder is available for working capital. The premium paid for the early extinguishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

7. SHAREHOLDERS' EQUITY

    As discussed in Note No. 6 above, the Company issued Warrants to purchase an aggregate of 2,052,000 shares of the Company's common stock in connection with its issuance of Senior Notes. The Warrants are exercisable one year from the date of issue at an exercise price of $11.00 per share. The fair

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED JUNE 30, 1997 (CONTINUED)

7. SHAREHOLDERS' EQUITY (CONTINUED)
value of the Warrants on the date of issue, as determined by the Company, has been recognized as a component of additional paid-in capital.

8. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS

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

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
(DOLLARS IN THOUSANDS)
Pro-forma net income (loss)..........................................  $   5,731  $  14,315  $  (69,762) $  25,179
Pro-forma earnings (loss) per share:
  Primary............................................................  $    0.15  $    0.40  $    (1.78) $    0.82
  Fully diluted......................................................  $    0.15  $    0.38  $    (1.78) $    0.74

    The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with a weighted average risk free interest rate of 6.7% for 1997 and 1996, volatility factor of the expected market price of the Company's common stock of .73 and an option life of five or ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. As of June 30, 1997, the Company had entered into dealer agreements with more than 8,800 dealers in 42 states, a substantial majority of which have sold loans to the Company during the past six months. Loans are purchased through 18 regional buying centers serving as "hubs," supplemented by a network of dealer development representatives ("DDRs"). DDRs generate loans in "hubs" or "spokes" (a market outside the specific area of a "hub"), while credit approval and loan processing, are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company services loans through its regional buying centers, national customer service center and four regional collection centers.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    RESULTS OF OPERATIONS

    SPECIAL CHARGES. Included in the Company's financial results during the six month period ended June 30, 1997 are two special charges taken in March 1997. These charges include a non-cash after-tax charge of approximately $63.9 million, due to a change in accounting estimate and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (see Management's Discussion and Analysis--EXTRAORDINARY ITEM).

    Approximately $60.8 million of the $63.9 million after-tax charge is due to
(i) a change in estimated recovery rates on current repossessed inventory and anticipated future inventory arising from existing securitization transactions, and (ii) a change in the Company's accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory. The remaining $3.1 million after-tax charge relates to various litigation and severance charges (see Management's Discussion and Analysis--OPERATING EXPENSES).

    The recovery rate on repossessed inventory is measured by the liquidation amount realized on the repossessed vehicles as a percentage of the outstanding principal balance of the charged-off loans associated with the repossessed vehicles. The Company's change in estimated recovery rates was based, in part, on a decline in the weighted average recovery rate experienced by the Company during the first three months of 1997. During the first quarter of 1997, the weighted average recovery rate on repossessed vehicles declined to approximately 70% from approximately 83% for the year ended December 31, 1996. This reduction in recovery rates primarily reflects increased liquidation of repossessed inventory through wholesale auctions. The Company increased its use of wholesale auctions after a review by the Company's new chief executive officer and other members of management conducted in mid-March 1997 indicated that based on the number of retail dispositions during the first half of March 1997 the Company's current retail distribution channels were not sufficient to liquidate vehicles at a pace satisfactory to management and would not, in the foreseeable future, be adequate to exceed the number of additional repossessions expected each month. In order to reduce the Company's repossessed inventory to a level more acceptable to management, the Company sold a significantly increased number of repossessed vehicles at wholesale auctions during the last half of March 1997. As a result, the Company sold approximately 35% of first quarter sales of repossessed vehicles through wholesale auctions, as compared with 30% during the calendar year 1996. The Company's recovery rates were also affected during the first quarter of 1997 due to lower pricing of repossessed vehicles sold through the Company's retail distribution channels in an attempt to accelerate the liquidation of repossessed vehicles while maintaining consistent credit quality.

    Estimated recovery rates are also determined by an analysis of anticipated recovery trends in future periods. Based on its evaluation of certain events occurring late in the first quarter of 1997, the Company believes that recovery rates are not likely to increase above the level experienced during the first quarter of 1997 and that certain events may cause a further decline in these rates in future periods. As explained above, the Company does not believe that it has sufficient capacity to sell an increasing number of repossessed vehicles through its current network of retail consignment dealers. Accordingly, the Company expects to control the size of its repossessed inventory by continuing to increase the use of wholesale auctions to dispose of repossessed vehicles. In April 1997, the Company's new chief executive officer completed a review of the Company's retail disposition strategy. Consequently, based on the recommendation of the new chief executive officer, the Company adopted modifications to its retail disposition strategy that are intended to reduce liquidity requirements of this strategy and establish more efficient operating procedures. The Company's retail disposition strategy generally requires it to hold a repossessed vehicle in inventory for a longer period of time than would a wholesale disposition strategy, and as a consequence delays the receipt of excess cash flows from securitization trusts following default of a loan. In light of this, the Company has established a policy that limits the length of time a repossessed vehicle may be held for resale through retail channels. The limitation on the length of time a repossessed vehicle is held for sale is intended to reduce delays in cash flow, but may reduce overall recovery rates due to an increased use of wholesale auctions. Under the modified retail disposition strategy, the Company intends to measure the effectiveness of the strategy by the program's profitability as compared to a wholesale disposition strategy. Management of the retail disposition program will be accountable for optimizing the recovery rates on the repossessed inventory and achieving acceptable profitability levels. As a result, it is expected that managers responsible for the modified retail disposition program will increase the use of wholesale auctions to control inventory size and the costs associated with the operation of the program. The Company's retail disposition strategy, as modified, is relatively new and evolving, and therefore, the Company's management has concluded that recoveries under the program are uncertain and may be subject to further change.

    In addition, the Company anticipates a continued softening of the used car market and therefore lower retail and wholesale prices. Factors contributing to this market softening include the recent start-up of superstore competition and forecasted levels of used lease vehicles that will be available in the market. Further, the Company considered the risk of potentially higher interest rates which have a direct impact on pricing of vehicles. The Company concluded that, for the reasons described above, future recovery rates (after giving effect to related costs) will be lower for the foreseeable future than those reflected in the Company's prior accounting estimates. In light of these items, the Company elected to record an after-tax charge of approximately $45.3 million in March 1997 which reflected an adjustment of current inventory and estimated reduction to future cash flows due to lower expected recovery rates on future inventory arising from existing securitization trusts.

    At the same time as the Company changed its estimated recovery rates, the Company also deemed it appropriate to review its accounting policy concerning the valuation of repossessed vehicles in light of the modifications to its retail disposition strategy and other factors. As a result of this review, the Company has decided to change its accounting policy concerning the valuation of repossessed vehicles. This change in policy requires the Company to record all current and expected repossessed vehicles at recovery rates that reflect expected values to be achieved through wholesale auctions (which the company currently believes to be approximately 60% of principal balance outstanding), regardless of the specific asset disposition strategy to be employed. To the extent actual results are more favorable than estimates, greater recoveries are reflected in current period earnings when the vehicles are liquidated. As a consequence of this policy change, the Company's results of operations will depend, in part, on sales prices for used vehicles in wholesale auctions. Decline in wholesale recovery rates may adversely effect the Company's results unless offset by higher retail recovery rates during the period. The Company believes that the revised accounting policy will better reflect its modified retail disposition strategy and, accommodate a better understanding by users of the Company's financial statements. Moreover, the Company believes this change in accounting policy provides a financial presentation that is more comparable to other consumer finance companies and responds to recent events in the consumer finance industry which, the Company believes, provides further evidence that lower estimated recovery rates are appropriate. For these reasons, the Company believes the change in accounting policy adopted in April 1997 reflects a preferable application of generally accepted accounting principles. Because the change in policy is inseparable from the estimation process referred to above, it is appropriate to reflect the effect of the change in accounting policy of approximately $15.5 million after-tax, as a reduction to current period earnings.

    NET INTEREST MARGIN. The components of net interest margin for each of the three and six months ended June 30 were:

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              --------------------  --------------------
                                                                1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------
(DOLLARS IN THOUSANDS)
Interest income on loans, net of interest expense on
  warehouse facilities......................................  $   8,961  $   7,434  $  17,131  $  12,640
Interest income on short-term investments, spread accounts
  and other cash accounts...................................      5,609      3,589     10,266      7,035
Recognition of present value discount.......................      4,736      4,212     10,932      7,953
Provision for credit losses on loans held for sale..........       (176)      (150)      (834)      (243)
                                                              ---------  ---------  ---------  ---------
  Net interest margin.......................................  $  19,130  $  15,085  $  37,495  $  27,385
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    Net interest margin increased 27% and 37% during the three and six months ended June 30, 1997, respectively, compared with the same periods in 1996. The rise in net interest margin is primarily due to (i) growth in the average balance of loans held for sale pending securitization, (ii) wider net interest rate spreads earned on loans held for sale and (iii) interest earned on spread accounts and other securitization related cash accounts.

    The Company's loan purchasing volume for each of the three and six months ended June 30 are set forth in the table below.

                                                       THREE MONTHS ENDED
                                                            JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     ----------------------  --------------------------
                                                        1997        1996         1997          1996
                                                     ----------  ----------  ------------  ------------
(DOLLARS IN THOUSANDS)
Premier............................................  $  358,543  $  430,205  $    761,738  $    923,393
Classic............................................     379,959     227,678       758,636       367,996
                                                     ----------  ----------  ------------  ------------
Total loans purchased..............................  $  738,502  $  657,883  $  1,520,374  $  1,291,389
                                                     ----------  ----------  ------------  ------------
                                                     ----------  ----------  ------------  ------------

    The rise in loan purchasing volume and timing of securitization transactions during the three and six months ended June 30, 1997 resulted in an increase in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $255.0 million and $246.0 million, respectively, up from $217.2 million and $210.7 million in the same periods of 1996, respectively. During the three and six months ended June 30, 1997, the weighted average net interest rate spread earned on loans held for sale pending securitization rose to 9.82% and 9.93% respectively, compared with 8.75% and 8.18%, respectively, during the same periods in 1996. The rise in net interest rate spread is principally due to an increase in the average annual percentage rates ("APR") paid by obligors due to the Company's continued expansion of its Classic loan program and general rate increases reflecting changes in the consumer lending market.

    Interest income on short-term investments, spread accounts and other cash accounts established in connection with securitization transactions increased 56% and 46% for the three and six months ended June 30, 1997, respectively, compared with the same periods during 1996. This increase is primarily due to growth in the average balances of spread accounts and other securitization related cash accounts resulting from higher securitization volume. Income from the recognition of present value discount also grew due to the increased volume of securitizations.

    GAIN ON SALE OF LOANS. Revenues provided from gain on sale of loans increased 4% during the three months ended June 30, 1997 compared to the same period of 1996. The rise in gain on sale reflects an 11% increase in loan securitization volume and a 147 basis point widening of the gross interest rate spread earned on the loans securitized (see table of gross interest rates below) partially offset by increased loss rate, servicing cost and discount factor assumptions utilized in the computation of gain on sale. See Management's Discussion and Analysis--SPECIAL CHARGES for discussion of change in estimates. As a result of the change in estimates noted above, gain on sale of loans as a percentage of loans securitized fell to 3.54% during the second quarter of 1997 compared to 3.77% in the same period a year ago. The Company believes that this percentage should increase over the next few quarters as interest spreads continue to widen resulting from a continued expansion of the Classic loan program and refinement of the Company's pricing strategy. Although management believes that increased interest rate spreads can be achieved, material factors affecting interest rate spreads are difficult to estimate and could cause management's projections to be materially inaccurate. Such factors include changes in consumer interest rates and demand for automobile securitization transactions.

    Included in gain on sale of loans during the six months ended June 30, 1997 is a non-recurring pretax charge to gain on sale of loans of $98.0 million resulting in a year-to-date loss on sale of loans of $51.4 million (See Management's Discussion and Analysis--SPECIAL CHARGES). The Company securitized $1.5 billion of loans held for sale during the six months ended June 30, 1997, compared with $1.3 billion in the same period a year ago realizing a gain on sale of approximately $46.6 million, before the non-recurring charge. The reduction in gain on sale of loans during the first half of 1997, before the non-recurring charge, compared with $50.7 million realized during the same period of 1996 is primarily due to an increase in the loss rate, servicing cost and discount factor assumptions utilized in the Company's computation of gain on sale. See Management's Discussion and Analysis--SPECIAL CHARGES for discussion of change in estimates.

    The following table summarizes the Company's gross interest rate spreads for each of the three and six months ended June 30:

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Weighted average APR of loans securitized.............................      15.83%     14.40%     15.65%     14.11%
Weighted average securitization rate..................................       6.50       6.54       6.51       6.19
                                                                        ---------  ---------  ---------  ---------
Gross interest rate spread (1)........................................       9.33%      7.86%      9.14%      7.92%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------

(1) Before gains/losses on hedging transactions.

    Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, and a lower maximum participation rate allowable under the Premier program, participations paid as a percentage of the principal balance of loans purchased declined to 3.14% and 3.20% during three and six months ended June 30, 1997, compared to 3.41% and 3.62%, respectively, in the same periods a year ago. The reduced dealer participations resulted in an increase in gain on sale during 1997.

    Gain on sale of loans also reflects realized losses on hedging transactions of $1.6 million and $0.2 million during the three and six months ended June 30, 1997, compared to realized gains of $1.6 million and $3.5 million, respectively, in the same periods a year ago.

    SERVICING FEE INCOME. The Company's servicing fee income increased to $11.0 million during the three months ended June 30, 1997 from $6.6 million in the same three months in 1996. For the six months ended June 30, 1997, servicing fee income was $20.5 million compared with $12.3 million for the first half of 1996. The increase in servicing fee income was directly related to an increase in the average servicing portfolio outstanding. The following table reflects the growth in the Company's servicing portfolio from June 30, 1996 to June 30, 1997.

                                                                                     AT JUNE 30,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              ------------  ------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
Principal balance of automobile loans held for sale.........................  $     51,487  $     51,313
Principal balance of loans serviced under securitizations...................     4,462,522     2,953,393
                                                                              ------------  ------------
Servicing portfolio.........................................................  $  4,514,009  $  3,004,706
                                                                              ------------  ------------
                                                                              ------------  ------------
Average unpaid principal balance (actual dollars)...........................  $     12,382  $     12,456
Number of loans serviced....................................................       364,553       241,230

    OPERATING EXPENSES. During the three and six months ended June 30, 1997, salary and benefit expenses increased 72% and 65%, respectively, from the same periods a year ago. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 1,544 at June 30, 1997 from 891 at June 30, 1996. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans and reflects additional associates hired to staff four new regional collection centers opened from October through December of 1996. Further, salaries and benefit expenses have increased due to costs associated with managing the Company's retail liquidation strategy for repossessed vehicles. The Company anticipates that such costs will begin to level off or decline in future periods due to recently adopted changes to its liquidation strategy (see discussion in Management's Discussion and Analysis--SPECIAL CHARGES).

    Other operating costs including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, increased 114% and 127% during the three and six months ended June 30, 1997, respectively, compared to the same periods of 1996. The rise in other operating costs is primarily due to the addition of the regional collection centers, continued expansion of the regional buying centers and growth in loan purchasing. As loan purchasing volume increases, the Company incurs incremental increases in costs associated with underwriting, servicing and collecting of such loans. Also included in operating costs during the first half of 1997 is a one-time pre-tax charge of approximately $5.0 million recorded in March. This special charge is primarily related to legal costs associated with defending recently filed litigation against the Company as well as costs associated with resolving legal issues involving improper practices at certain of the Company's initial consignment dealers. The Company has since terminated its business relationship with such dealers. Also included, in the special charge are severance expenses for certain former executives of the Company.

    LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 65% and 53% during the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. These increases are primarily due to the issuance of $300.0 million of 11.5% Senior Notes in March 1997, partially offset by the concurrent extinguishment of $145 million of 13% Senior Term Notes.

    EXTRAORDINARY ITEM. In March 1997, the Company issued $300.0 million 11.5% Senior Notes and utilized approximately $173.5 million to repurchase and covenant defease the Company's $145.0 million 13% Senior Term Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and additional professional fees incurred to retire such debt have been treated as an extraordinary item, net of tax.

    FINANCIAL CONDITION

    FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $338.1 million at June 30, 1997 from $362.9 million at December 31, 1996. This 7.0% decrease reflects a non-recurring $98.0 million pre-tax charge during the first quarter of 1997 (See Management's Discussion and Analysis--SPECIAL CHARGES) partially offset by amounts capitalized upon completion of the Company's first and second quarter securitizations related to the present value of estimated cash flows.

    DEFERRED INCOME TAX. Deferred income taxes declined to $11.6 million at June 30, 1997 from $54.4 million at December 31, 1996. This decrease reflects the recognition of a tax benefit from the first quarter loss from operations and extraordinary charge partially offset by the second quarter income tax provision of $3.5 million.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased 112% to $28.0 million at June 30, 1997 as compared with $13.2 million at December 31, 1996. This increase is partly due to increased accruals for salary, occupancy and various operating expenses reflecting the continued growth in the Company's staffing, facilities, loan purchases and servicing portfolio and also reflects an increase in accrued interest expense related to the 11.5% Senior Notes issued in March 1997. In addition, the Company recorded accruals during the first quarter of 1997 related to severance agreements for certain former executives. The severance accruals will be reversed as payments are made over the term of the severance agreements.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

    The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

DELINQUENCY EXPERIENCE (1):

                                                                     JUNE 30, 1997            DECEMBER 31, 1996
                                                               -------------------------  -------------------------
                                                                NUMBER OF                  NUMBER OF
                                                                  LOANS       BALANCE        LOANS       BALANCE
                                                               -----------  ------------  -----------  ------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period.........................     364,553   $  4,514,009     302,450   $  3,791,857
Delinquencies:
  31-60 days.................................................       5,942   $     73,478       3,884   $     47,225
  61-90 days.................................................       2,069         26,752       1,255         15,877
  91 days or more............................................       1,624         19,963       2,911         37,019
                                                               -----------  ------------  -----------  ------------
Total automobile loans delinquent 31 or more days............       9,635   $    120,193       8,050   $    100,121
Delinquencies as a percentage of number of loans and amount
  outstanding at end of period (2)...........................        2.64%          2.66%       2.66%          2.64%
Amount in repossession (3)...................................       5,334   $     49,037       4,651   $     64,929
                                                               -----------  ------------  -----------  ------------
Total delinquencies and amount in repossession (2)...........      14,969   $    169,230      12,701   $    165,050
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------

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

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the
  period.................................................  $  4,335.962  $  2,812,596  $  4,150,719  $  2,635,759
Average number of loans outstanding during the period....       340,143       217,245       324,169       203,846
Number of repossessions..................................         5,672         3,285        10,365         6,262
Gross charge-offs (2)....................................  $     33,261  $      9,011  $     79,671  $     15,484
Recoveries (3)...........................................         2,533         2,915         4,413         4,528
                                                           ------------  ------------  ------------  ------------
Net losses...............................................  $     30,728  $      6,096  $     75,258  $     10,956
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Annualized gross charge-offs as a percentage of average
  servicing portfolio....................................          3.07%         1.28%         3.84%         1.17%
Annualized net losses as a percentage of average
  servicing portfolio....................................          2.83%         0.87%         3.63%         0.83%

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets and selling expenses. Anticipated proceeds are based on an amount which management believes the company can receive through wholesale distribution channels, currently 60% of the loan value at date of charge-off. Prior to March 31, 1997, the Company estimated proceeds based on the anticipated disposition strategy for each vehicle (wholesale or retail disposition).

(3) Includes post-disposition amounts received on repossessed assets, net of selling expenses.

    The Company's delinquency rate at June 30, 1997, remained relatively flat compared to December 31, 1996, reflecting the Company's improved servicing and collection capabilities resulting from the establishment of four new regional collection centers from October through December 1996. Management anticipates that delinquency rates will increase during the next several quarters as a result of the continued expansion of the Classic loan program and seasoning of the Company's existing servicing portfolio. The number of repossessed vehicles has increased since December 31, 1996, reflecting a continued rise in defaults due to growth of the Company's portfolio and seasoning of loans purchased under the Company's Classic loan program. The net realizable value of the repossessed inventory has declined due to the Company's revised policy with respect to inventory valuation (see Management's Discussion and Analysis--SPECIAL CHARGES). Under its new policy, repossessions are recorded at a value which approximates that which the Company believes can be achieved through wholesale distribution channels (regardless of the distribution strategy ultimately utilized). This change in valuation policy has resulted in significantly higher gross charge-off and net loss percentages compared with the prior year due to a valuation adjustment to existing inventory at the time the policy was adopted and the application of such policy throughout the second quarter of 1997. Second quarter 1997 gross charge-off and net loss percentages have also increased from the trailing quarter (on a pre-adjusted basis) due to the continued rise in Classic loan volume and seasoning of the existing portfolio and also the effect of selling an increased proportion of repossessed vehicles through wholesale auctions. During the second quarter of 1997, the Company liquidated approximately 49% of all repossessed vehicles sold through wholesale auctions compared to 35% in the first quarter of 1997.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses, (iv) interest advances to securitization trusts and (v) repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on Loans held pending securitization, excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the foreseeable future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

    PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 90% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases with other available cash resources. The Company purchased $1.5 billion of loans during the first six months of 1997 compared to $1.3 billion during the same period in 1996.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the six months ended June 30, 1997 were $48.7 million, or approximately 3.20% of the principal balance of loans purchased, compared with $46.9 million, or approximately 3.63% of loans purchased, during the same period in 1996. The decrease in dealer participation as a percentage of loans purchased reflects the growth in volume in Classic loans and a reduction in the maximum allowable participation paid for Premier loans.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, the company has been required to provide initial cash deposits into the spread accounts for certain securitizations. The Company had $189.6 million of restricted cash in spread accounts at June 30, 1997, compared with $143.0 million at December 31, 1996.

    The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% per annum of the principal amount of the asset-backed securities sold into the securitizations

    NET INTEREST MARGIN. Although the Company records net interest margin as earned, the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

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

    REPOSSESSED INVENTORY. At June 30, 1997, repossessed inventory managed or owned by the Company and held for resale was $49.0 million, compared with $64.9 million at December 31, 1996. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At June 30, 1997, repossessed inventory was 1.1% of the total servicing portfolio compared with 1.7% at December 31, 1996. In April 1997, the Company modified its retail disposition strategy with a goal of increasing its rate of repossessed inventory turnover (See Management's Discussion and Analysis--Special Charges). The improvement in excess cash flows due to the increased inventory turnover rate may be partially reduced by lower recoveries realized through an increased use of wholesale auctions.

    PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first six months of 1997, the Company received $32.4 million of excess cash flow, compared with $11.8 million during the same six months in 1996. The Company received an additional $1.3 million and $2.5 million of cash during the first half of 1997 and 1996, respectively, which was released from spread accounts associated with certain securitization transactions closed-out during such periods.

    SERVICING FEES. The Company also receives servicing fee income with respect to loans held by securitization trusts equal to 1% per annum of the remaining principal balance. During the six months ended June 30, 1997 and 1996, the Company received cash for such servicing in the amount of $20.3 million and $11.8 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At June 30, 1997, the Company had warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $680.0 million, of which $582.3 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the transaction, are applied to repay amounts outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the

Company's securitization transaction for the six months ended June 30, 1997, all of which was publicly issued and rated "AAA/Aaa".

                                                                  REMAINING
                                                                 BALANCE AS A                              CURRENT
                                                    REMAINING     PERCENTAGE    CURRENT     WEIGHTED        GROSS
                                                    BALANCE AS        OF       WEIGHTED      AVERAGE      INTEREST
                                       ORIGINAL    OF JUNE 30,     ORIGINAL     AVERAGE   SECURITIZATION    RATE
DATE                                   BALANCE         1997        BALANCE        APR         RATE         SPREAD
-----------------------------------  ------------  ------------  ------------  ---------  -------------  -----------
(DOLLARS IN THOUSANDS)
March 1997.........................  $    775,000  $    714,052       92.14%      15.56%        6.54%         9.02%
June 1997 (1)......................       775,000       702,869       90.69%      15.86%        6.50%         9.36%
                                     ------------  ------------
                                     $  1,550,000  $  1,416,921
                                     ------------  ------------
                                     ------------  ------------

------------------------

(1) At June 30, 1997, the Company delivered $709.7 million of automobile loans $65.3 million cash remained in the pre-funded portion of the trust.

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

    CAUTIONARY STATEMENTS

    Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in automobile loan purchases, anticipated net interest margins, anticipated loan securitizations and gain on sale, anticipated operations costs and employment growth and anticipated delinquency, loan loss and repossession experience. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

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

    - The amount, and rate of growth in, the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and the Company expands into new market areas; the effects of changes within the Company's organization or in its compensation and benefit plans; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 4, 1997, a shareholder commenced an action against the Company and certain named directors and officers of the Company entitled Taran v. Olympic Financial Ltd. et al. in the United States District Court for the District of Minnesota. Four similar lawsuits, three of them in the United States District Court for the District of Minnesota (Frank Dibella, on behalf of himself and all others similarly situated vs. Olympic Financial Ltd. et al., Michael Diemer vs. Olympic Financial Ltd. et al. and Howard Pisnoy vs. Olympic Financial Ltd. et al.) and one in the United States District Court for the Eastern District at New York (North River Trading, LLC, and Allan Farkas, and All Others Similarly Situated vs. Olympic Financial Ltd. et al.) have been filed since that time. Plaintiffs in these lawsuits allege that the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificially inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. Each of the plaintiffs seeks certification of their case as a class action on behalf of all persons or entities who purchased the Common Stock of the Company during the relevant, overlapping periods, which range from November 28, 1994 through March 3, 1997, inclusive. The Company currently expects that these suits will be consolidated in one suit in the United States District Court for the District of Minnesota. These suits are in the preliminary stages and the parties have not begun discovery. The Company has reviewed the complaints and believes that the suits are without merit and intends to defend each of them vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition or results of operations.

    The nature of the Company's business is such that it is routinely a party or subject to other items of pending or threatened litigation, including litigation involving actions against borrowers to collect amounts on loans or to repossess vehicles and litigation challenging the terms of loans purchased by the Company. Although the ultimate outcome of certain of these matters cannot be predicted, management of the Company believes, based upon information currently available and the advice of counsel, that the resolution of these various matters will not result in any material adverse effect on the Company or its results of operations.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 28, 1997, the Company held its annual shareholder's meeting. There were 38,060,023 shares of common stock outstanding and entitled to vote, and a total of 33,922,886 shares (89.13%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

    1.  Proposal to elect nine directors, each for a one-year term.

                                                                         FOR        WITHHELD
                                                                     ------------  ----------
Scott H. Anderson..................................................    32,962,047     960,839
A. Mark Berlin Jr..................................................    32,951,872     971,014
Lawerence H. Bistodeau.............................................    32,960,573     962,313
Robert J. Cresci...................................................    32,978,239     944,647
James L. Davis.....................................................    32,961,575     961,311
Richard A. Greenwalt...............................................    32,981,574     941,312
Warren Kantor......................................................    32,921,225   1,001,661
Robert A. Marshall.................................................    32,947,869     975,017
Frederick W. Zuckerman.............................................    32,892,039   1,030,847

    2. Proposal to approve a resolution to amend the Company's Restated Articles Incorporation to change the name of the Company from Olympic Financial Ltd. to Arcadia Financial Ltd.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
33,199,605           535,717          187,564                  0

    3. Proposal to amend the Company's 1992 Director Stock Option Plan to (i) increase to 15,000 (from 5,000) the number of options to purchase the Company's Common Stock granted automatically each year to each outside director commencing in 1997, and (ii) provide for additional grant to each outside Director of the Board of Directors as of January 2, 1997 a one-time grant thereunder on such date of an option to purchase 10,000 shares.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
30,267,024           3,303,476        352,386                  0

    4. Proposal to amend the Company's 1990 Stock Option Plan to (i) increase by 3 million (to 5 million) the maximum number of shares which may be issued upon exercise of options granted under such Plan, (ii) make each option granted thereunder exerciseable cumulatively to the extent of 100% of the shares subject to the option, upon the death of the optionee or a Change of Control (as defined in such Plan) of the Company, and (iii) provide for a per person maximum on the number of option shares granted thereunder.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
13,827,230           3,338,349        465,760          16,291,547

    5. Proposal to approve grants of options to Warren Kantor in the amounts of 125,000 shares on December 18, 1996 and 70,160 shares on January 29, 1997 in consideration of consulting services to be rendered to the Company by Mr. Kantor in 1997.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
13,812,393           3,224,015        594,931          16,291,547

    6. Proposal to approve an option granted to Richard A. Greenwalt pursuant to the Employment Agreement dated January 6, 1997 between Mr. Greenwalt and the Company.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
14,197,083           2,872,206        562,050          16,291,547

    7. Proposal to ratify the appointment of Ernst & Young LLP as the company's independent auditors for the fiscal year ending December 31, 1997.

    FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
33,420,827           342,093          159,966                  0

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

    The following exhibits are filed in response to Item 601 of Regulation S-K.

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       3.1     Restated Articles of Incorporation of the Company, as amended (filed herewith).

       3.2     Restated Bylaws of the Company, as amended (filed herewith).

       4.1     Rights Agreement dated as November 1, 1996, between the Company and Norwest Bank Minnesota, National
                 Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration
                 Statement on Form 8-A filed November 7, 1996).

       4.2     First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's
                 Unsecured Extendible Notes and Fixed Term-Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to the Company's
                 Registration Statement on Form S-1, File No. 33-81512).

       4.3     Indenture, dated as of April 28, 1995, between the Company and Norwest Bank Minnesota, National
                 Association, as Trustee, relating to the Company's 13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December
                 31, 1995).

       4.4     First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April 28, 1995, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the
                 Company's 13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.6 to the Company's
                 Annual Report on form 10-K for the year ended December 31, 1995).

       4.5     Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to
                 Exhibit 4.7 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18,
                 1997).

       4.6     Indenture dated as March 15, 1996, between the Company and Norwest Bank Minnesota, National
                 Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001
                 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on form 10-K for the year ended December 31, 1996).

       4.7     First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the
                 Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on form 10-K for the year ended December 31, 1996).

       4.8     Indenture dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National
                 Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       4.9     First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank
                 Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the
                 Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

       4.10    Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota,
                 National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

       4.11    Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

       4.12    Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the
                 Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

       4.13    Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

      10.1     Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997 among the Company, Arcadia Receivables Finance Corp., Financial Security Assurance Inc., The Chase
                 Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Associate, as Collateral Agent
                 (filed herewith).

      10.2     Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25,
                 1993, as amended and restated as of June 1, 1997, among the Company, Arcadia Receivables Finance
                 Corp., Financial Security Assurance Inc., The Chase Manhattan Bank, as Trustee, and Norwest Bank
                 Minnesota, National Association, as Collateral Agent (filed herewith).

      10.3     Insurance and Indemnity Agreement, dated as of June 19, 1997, among the Company, Financial Security
                 Assurance Inc., Arcadia Automobile Receivables Trust, 1997-B and Arcadia Receivables Finance Corp.
                 (filed herewith).

      10.4     Employment Agreement, dated as of May 1, 1997, between the Company and Duane E. White (filed herewith).

      10.5     Amendment No. 4 dated as of May 30, 1997 to Sale and Servicing Agreement dated as of December 28,
                 1995 among Olympic Automobile Receivables Warehouse Trust as Issuer, Olympic Receivables Finance
                 Corp. II as Seller, Arcadia Financial Ltd. (formerly Olympic Financial Ltd.) in its individual capacity and as Servicer and Norwest Bank Minnesota National Association as Back-up Servicer (filed herewith).

      10.6     Second Amendment and Consent dated as of May 30, 1997 relating to Note Purchase Agreement and among
                 Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia Financial Ltd. (formerly Olympic
                 Financial Ltd.) as Servicer and in its individual capacity, Delaware Funding Corporation as
                 Purchaser, and Morgan Guaranty Trust Company of New York, as Administrative Agent for the benefit of the DFC owners (filed herewith).

      10.7     Acknowledgement of Reduction of Purchase Commitment and Consent dated June 30, 1997 relating to Note
                 Purchase Agreement and among Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia
                 Financial Ltd. (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity,
                 Delaware Funding Corporation as Purchaser, and Morgan Guaranty Trust Company of New York, as
                 Administrative Agent for the benefit of the DFC owners (filed herewith).

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.8     Third Amendment and Consent dated as of May 30, 1997 relating to Certificate Purchase Agreement among
                 Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia Financial Ltd. (formerly Olympic
                 Financial Ltd.) as Servicer and in its individual capacity, the parties signatory hereto as
                 Purchasers, and Morgan Guaranty Trust Company of New York, as Agent for the Purchasers (filed herewith).

      10.9     Acknowledgement of Reduction of Purchase Commitments dated June 30, 1997 relating to Certificate
                 Purchase Agreement among Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia
                 Financial Ltd. (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity, the parties signatory hereto as Purchasers, and Morgan Guaranty Trust Company of New York, as Agent for
                 the Purchasers (filed herewith).

      10.10    Fourth Amendment and Consent dated as of May 30, 1997 relating to the Asset Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty Trust Company of New York (successor to J.P. Morgan
                 Delaware), as Administrative Agent, and the APA Purchasers who have executed a signature page to the Agreement or executed an Assignment of Purchase Commitment (filed herewith).

      10.11    Fifth Amendment and Consent dated as of June 30, 1997 relating to the Asset Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty Trust Company of New York (successor to J.P. Morgan
                 Delaware), as Administrative Agent, and the APA Purchasers who have executed a signature page to the Agreement or executed an Assignment of Purchase Commitment (filed herewith).

      10.12    Arcadia Financial Ltd. 1990 Stock Option Plan, as amended to date (filed herewith).

      10.13    1992 Director Stock Option Plan, as amended to date (filed herewith).

      11.1     Computation of Earnings Per Share (filed herewith).

      12.1     Computation of Ratio of Earnings to Fixed Changes (filed herewith).

      12.2     Computation of Ratio of Earnings to Fixed Charge and Preferred Stock Dividends (filed herewith).

      27.1     Financial Data Schedule (filed herewith).

        (b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA FINANCIAL LTD.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  -------------------------------------  ------------------

                /s/ RICHARD GREENWALT
     -------------------------------------------        President, Chief Executive Officer,
                  Richard Greenwalt                      and Director                             August 13, 1997

                  /s/ JOHN A. WITHAM                    Executive Vice President and Chief
     -------------------------------------------         Financial Officer (Principal
                    John A. Witham                       Financial Officer)                       August 13, 1997

                /s/ BRIAN S. ANDERSON                   Senior Vice President, Corporate
     -------------------------------------------         Controller and Assistant Secretary
                  Brian S. Anderson                      (Principal Accounting Officer)           August 13, 1997

                                 EXHIBIT INDEX

 EXHIBIT NO.   DESCRIPTION                                                                                      PAGE
-------------  ---------------------------------------------------------------------------------------------  ---------
       3.1     Restated Articles of Incorporation of the Company, as amended (filed herewith)...............

       3.2     Restated Bylaws of the Company, as amended (filed herewith)..................................

       4.1     Rights Agreement dated as November 1, 1996, between the Company and Norwest Bank Minnesota,
                 National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the
                 Company's Registration Statement on Form 8-A filed November 7, 1996).......................

       4.2     First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term-Notes, including forms of Notes
                 (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form
                 S-3 to the Company's Registration Statement on Form S-1, File No. 33-81512)................

       4.3     Indenture, dated as of April 28, 1995, between the Company and Norwest Bank Minnesota,
                 National Association, as Trustee, relating to the Company's 13% Senior Notes due 2000
                 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1995)..........................................................

       4.4     First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April
                 28, 1995, between the Company and Norwest Bank Minnesota, National Association, as Trustee,
                 relating to the Company's 13% Senior Notes due 2000 (incorporated by reference to Exhibit
                 4.6 to the Company's Annual Report on form 10-K for the year ended December 31, 1995)......

       4.5     Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28,
                 1995 between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.7 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997)..................................................................

       4.6     Indenture dated as March 15, 1996, between the Company and Norwest Bank Minnesota, National
                 Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due
                 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on form 10-K for the year ended December 31, 1996)......................................................

       4.7     First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15,
                 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee,
                 relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on form 10-K for the year ended
                 December 31, 1996).........................................................................

       4.8     Indenture dated as of March 12, 1997, between the Company and Norwest Bank Minnesota,
                 National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997)..................

       4.9     First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank
                 Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997)....

 EXHIBIT NO.   DESCRIPTION                                                                                      PAGE
-------------  ---------------------------------------------------------------------------------------------  ---------
       4.10    Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank
                 Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18,
                 1997)......................................................................................

       4.11    Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's current report on
                 Form 8-K dated March 12, 1997 and filed March 18, 1997)....................................

       4.12    Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997)....

       4.13    Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the
                 Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997)........

      10.1     Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1,
                 1997 among the Company, Arcadia Receivables Finance Corp., Financial Security Assurance
                 Inc., The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Associate,
                 as Collateral Agent (filed herewith).......................................................

      10.2     Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March
                 25, 1993, as amended and restated as of June 1, 1997, among the Company, Arcadia
                 Receivables Finance Corp., Financial Security Assurance Inc., The Chase Manhattan Bank, as
                 Trustee, and Norwest Bank Minnesota, National Association, as Collateral Agent (filed herewith)..................................................................................

      10.3     Insurance and Indemnity Agreement, dated as of June 19, 1997, among the Company, Financial
                 Security Assurance Inc., Arcadia Automobile Receivables Trust, 1997-B and Arcadia
                 Receivables Finance Corp. (filed herewith).................................................

      10.4     Employment Agreement, dated as of May 1, 1997, between the Company and Duane E. White (filed herewith)..................................................................................

      10.5     Amendment No. 4 dated as of May 30, 1997 to Sale and Servicing Agremeent dated as of December
                 28, 1995 among Olympic Automobile Receivables Warehouse Trust as Issuer, Olympic
                 Receivables Finance Corp. II as Seller, Arcadia Financial Ltd. (formerly Olympic Financial
                 Ltd.) in its individual capacity and as Servicer and Norwest Bank Minnesota National
                 Association as Back-up Servicer (filed herewith)...........................................

      10.6     Second Amendment and Consent dated as of May 30, 1997 relating to Note Purchase Agreement and among Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia Financial Ltd.
                 (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity, Delaware
                 Funding Corporation as Purchaser, and Morgan Guaranty Trust Company of New York, as
                 Administrative Agent for the benefit of the DFC owners (filed herewith)....................

      10.7     Acknowledgement of Reduction of Purchase Commitment and Consent dated June 30, 1997 relating to Note Purchase Agreement and among Olympic Automobile Receivables Warehouse Trust as
                 Seller, Arcadia Financial Ltd. (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity, Delaware Funding Corporation as Purchaser, and Morgan Guaranty Trust
                 Company of New York, as Administrative Agent for the benefit of the DFC owners (filed herewith)..................................................................................

 EXHIBIT NO.   DESCRIPTION                                                                                      PAGE
-------------  ---------------------------------------------------------------------------------------------  ---------
      10.8     Third Amendment and Consent dated as of May 30, 1997 relating to Certificate Purchase
                 Agreement among Olympic Automobile Receivables Warehouse Trust as Seller, Arcadia Financial
                 Ltd. (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity, the parties signatory hereto as Purchasers, and Morgan Guaranty Trust Company of New York, as
                 Agent for the Purchasers (filed herewith)..................................................

      10.9     Acknowledgement of Reduction of Purchase Commitments dated June 30, 1997 relating to
                 Certificate Purchase Agreement among Olympic Automobile Receivables Warehouse Trust as
                 Seller, Arcadia Financial Ltd. (formerly Olympic Financial Ltd.) as Servicer and in its individual capacity, the parties signatory hereto as Purchasers, and Morgan Guaranty Trust
                 Company of New York, as Agent for the Purchasers (filed herewith)..........................

      10.10    Fourth Amendment and Consent dated as of May 30, 1997 relating to the Asset Purchase
                 Agreement, dated as of December 28, 1995 among Morgan Guaranty Trust Company of New York
                 (successor to J.P. Morgan Delaware), as Administrative Agent, and the APA Purchasers who
                 have executed a signature page to the Agreement or executed an Assignment of Purchase
                 Commitment (filed herewith)................................................................

      10.11    Fifth Amendment and Consent dated as of June 30, 1997 relating to the Asset Purchase
                 Agreement, dated as of December 28, 1995 among Morgan Guaranty Trust Company of New York
                 (successor to J.P. Morgan Delaware), as Administrative Agent, and the APA Purchasers who
                 have executed a signature page to the Agreement or executed an Assignment of Purchase
                 Commitment (filed herewith)................................................................

      10.12    Arcadia Financial Ltd. 1990 Stock Option Plan, as amended to date (filed herewith)...........

      10.13    1992 Director Stock Option Plan, as amended to date (filed herewith).........................

      11.1     Computation of Earnings Per Share (filed herewith)...........................................

      12.1     Computation of Ratio of Earnings to Fixed Changes (filed herewith)...........................

      12.2     Computation of Ratio of Earnings to Fixed Charge and Preferred Stock Dividends (filed herewith)..................................................................................

      27.1     Financial Data Schedule (filed herewith).....................................................