Form 10-Q
period 1997-09-30
ARCADIA FINANCIAL LTD
filed 1997-11-13
CIK 879674

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

For the quarter ended September 30, 1997          Commission file number 0-20526

                            ------------------------

                             ARCADIA FINANCIAL LTD.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                 41-1664848
(State or other jurisdiction     (I.R.S. Employer
     of incorporation or          Identification
        organization)                 Number)

            7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MN 55439-2435
                    (Address of principal executive office)

       Registrant's telephone number, including area code (612) 942-9880

                            ------------------------

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The number of shares of the Common Stock of the registrant outstanding as of November 5, 1997 was 38,116,501.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-Q INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I      FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements..............................................................           3
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          12

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings..............................................................................          24
Item 2.     Changes in Securities..........................................................................          24
Item 3.     Defaults Upon Senior Securities................................................................          24
Item 4.     Submission of Matters to a Vote of Security Holders............................................          24
Item 5.     Other Information..............................................................................          24
Item 6.     Exhibits and Reports on Form 8-K...............................................................          24
SIGNATURES.................................................................................................          28
EXHIBIT INDEX..............................................................................................          29

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Form 10-Q for quarter ended September 30, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements" herein and "Cautionary Statements" in Exhibit 99.1 filed herewith constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                             ARCADIA FINANCIAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1997             1996
                                                              ---------------  --------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                           ASSETS
Cash and cash equivalents...................................     $  17,720       $   16,057
Due from securitization trust...............................       149,430          177,076
Auto loans held for sale....................................        55,630           36,285
Finance income receivable...................................       353,019          362,916
Restricted cash in spread accounts..........................       226,566          142,977
Furniture, fixtures and equipment...........................        17,269           13,630
Other assets................................................        32,622           29,289
                                                              ---------------  --------------
      Total assets..........................................     $ 852,256       $  778,230
                                                              ---------------  --------------
                                                              ---------------  --------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities......................     $ 126,263       $  111,140
Senior term notes...........................................       291,886          145,000
Subordinated notes..........................................        51,294           53,689
Capital lease obligations...................................         5,942            7,729
Deferred income taxes.......................................        16,394           54,387
Accounts payable and accrued liabilities....................        16,495           13,192
                                                              ---------------  --------------
      Total liabilities.....................................       508,274          385,137
Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares
    authorized:
    Common stock 38,116,501 and 36,416,802 shares issued and
      outstanding, respectively.............................           381              364
  Additional paid-in capital................................       322,866          310,187
  Retained earnings.........................................        20,735           82,542
                                                              ---------------  --------------
      Total shareholders' equity............................       343,982          393,093
                                                              ---------------  --------------
      Total liabilities and shareholders' equity............     $ 852,256       $  778,230
                                                              ---------------  --------------
                                                              ---------------  --------------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Net interest margin....................................  $     20,122  $     18,079  $     57,617  $     45,464
  Gain on sale of loans, net of $98.0 million special
    charge in March 1997.................................        28,788        30,113       (22,640)       80,794
  Servicing fee income...................................        12,155         7,474        32,680        19,774
  Other non-interest income..............................         2,599         1,406         6,983         4,579
                                                           ------------  ------------  ------------  ------------
    Total revenues.......................................        63,664        57,072        74,640       150,611
EXPENSES:
  Salaries and benefits..................................        16,230        10,286        45,823        28,196
  General and administrative and other operating
    expenses.............................................        24,471        13,107        74,446        35,150
                                                           ------------  ------------  ------------  ------------
    Total operating expenses.............................        40,701        23,393       120,269        63,346
  Long-term debt and other interest expense..............        10,400         6,660        28,642        18,609
                                                           ------------  ------------  ------------  ------------
    Total expenses.......................................        51,101        30,053       148,911        81,955
                                                           ------------  ------------  ------------  ------------
  Operating income (loss) before income taxes and
    extraordinary item...................................        12,563        27,019       (74,271)       68,656
  Income tax expense (benefit)...........................         4,774         9,862       (28,292)       25,706
                                                           ------------  ------------  ------------  ------------
  Income (loss) before extraordinary item................         7,789        17,157       (45,979)       42,950
  Extraordinary item.....................................            --            --       (15,828)           --
                                                           ------------  ------------  ------------  ------------
  Net income (loss)......................................  $      7,789  $     17,157  $    (61,807) $     42,950
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
PRIMARY EARNINGS PER SHARE:
  Net income (loss) per common share before extraordinary
    item.................................................  $       0.20  $       0.47  $      (1.17) $       1.32
  Extraordinary item per common share....................            --            --         (0.41)           --
                                                           ------------  ------------  ------------  ------------
  Net income (loss) per common share.....................  $       0.20  $       0.47  $      (1.58) $       1.32
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
FULLY DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary
    item.................................................  $       0.20  $       0.44  $      (1.17) $       1.20
  Extraordinary item per share...........................            --            --         (0.41)           --
                                                           ------------  ------------  ------------  ------------
  Net income (loss) per share............................  $       0.20  $       0.44  $      (1.58) $       1.20
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common and common equivalent shares
  outstanding:
  Primary................................................    39,231,961    35,896,149    39,221,089    31,564,219
  Fully diluted..........................................    39,412,220    39,423,446    39,309,403    35,851,933

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       ------------  ------------
(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................................  $    (61,807) $     42,950
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization......................................................         5,163         3,052
  (Gain) Loss on sales of furniture, fixtures and equipment..........................            (9)          147
  (Increase) decrease in assets:
    Automobile loans held for sale:
      Purchases of automobile loans..................................................    (2,323,464)   (2,009,930)
      Sales of automobile loans......................................................     2,276,335     2,067,225
      Repayments of automobile loans.................................................        27,784        42,336
    Finance income receivable........................................................         9,897      (121,952)
    Restricted cash in spread accounts...............................................       (83,589)      (58,491)
    Due from securitization trusts...................................................        27,646      (188,373)
    Prepaid expenses and other assets................................................           350        (6,919)
  Increase (decrease) in liabilities:
    Deferred income taxes............................................................       (37,993)       25,705
    Accounts payable and accrued liabilities.........................................         3,303        10,237
                                                                                       ------------  ------------
        Total cash used in operating activities......................................      (156,384)     (194,013)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment....................................        (7,055)       (2,746)
Purchase of subordinated certificates................................................            --        (1,869)
Collections on subordinated certificates.............................................         1,187           817
                                                                                       ------------  ------------
        Total cash used in investing activities......................................        (5,868)       (3,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock...........................................         2,976       150,879
Payment of dividends on 8% Convertible Preferred Stock...............................            --        (1,152)
Proceeds from borrowings under warehouse facilities..................................     2,559,245     1,297,228
Repayment of borrowings under warehouse facilities...................................    (2,544,122)   (1,285,272)
Subordinated notes, net proceeds (repayments)........................................        (2,395)       40,558
Repayments of long-term debt.........................................................      (145,000)           --
Proceeds from issuance of Senior Notes...............................................       300,000            --
Deferred debt issuance cost, net.....................................................        (4,870)         (338)
Reduction of capital lease obligations...............................................        (1,919)       (1,839)
                                                                                       ------------  ------------
        Total cash provided by financing activities..................................       163,915       200,064
                                                                                       ------------  ------------
Net increase in cash and cash equivalents............................................         1,663         2,253
Cash and cash equivalents at beginning of period.....................................        16,057         1,340
                                                                                       ------------  ------------
Cash and cash equivalents at end of period...........................................  $     17,720  $      3,593
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases......................................................  $        132  $      5,964
  Cash paid for:
    Interest.........................................................................  $     36,669  $     20,062

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        ---------------------------------------------------------
                                        NUMBER OF                 ADDITIONAL
                                         COMMON     COMMON PAR     PAID IN   RETAINED
                                         SHARES        VALUE       CAPITAL   EARNINGS     TOTAL
                                        ---------  -------------  ---------  ---------  ---------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996............  36,416,802   $     364    $ 310,187  $  82,542  $ 393,093
Issuance of options and warrants......         --           --        8,590         --      8,590
Exercise of options and warrants......  1,495,539           15        2,392         --      2,407
Issuance of Common Stock:
  Benefit plans.......................    204,160            2          566         --        568
Amortization of deferred
  compensation........................         --           --        1,131         --      1,131
Net income............................         --           --           --    (61,807)   (61,807)
                                        ---------        -----    ---------  ---------  ---------
BALANCE, SEPTEMBER 30, 1997...........  38,116,501   $     381    $ 322,866  $  20,735  $ 343,982
                                        ---------        -----    ---------  ---------  ---------
                                        ---------        -----    ---------  ---------  ---------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1996 Annual Report on Form 10-K filed February 10, 1997.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made to the September 30, 1996 and December 31, 1996 balances to conform to current period presentation.

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

    EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential

                             ARCADIA FINANCIAL LTD.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common shares outstanding during the period. The proforma basic and diluted EPS of the Company, for the three and nine months ended September 30, 1997 and 1996, are presented below:

                                                                                     THREE MONTHS          NINE MONTHS
                                                                                        ENDED                 ENDED
                                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                                 --------------------  --------------------
                                                                                   1997       1996       1997       1996
                                                                                 ---------  ---------  ---------  ---------
Basic..........................................................................  $    0.20  $    0.50  $   (1.60) $    1.43
Diluted........................................................................  $    0.20  $    0.44  $   (1.58) $    1.21

2. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable.

                                                                                 AT             AT
                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  ------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments..........   $   687,720    $  549,876
Deferred servicing income.................................................       (86,611)      (59,473)
Reserve for loan losses...................................................      (218,280)      (95,005)
                                                                            -------------  ------------
Undiscounted cash flows on loans sold, net of estimated prepayments.......       382,829       395,398
Discount to present value.................................................       (29,810)      (32,482)
                                                                            -------------  ------------
                                                                             $   353,019    $  362,916
                                                                            -------------  ------------
                                                                            -------------  ------------
Reserve for loan losses as a percentage of servicing portfolio............          4.52%         2.51%

    The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996................................................................  $    362,916
  Estimated cash flows on loans sold, net of estimated prepayments........................       187,299
  Recognition of present value effect of discounted cash flows............................        16,603
Less:
  Excess cash flows deposited to spread accounts (1)......................................      (115,799)
  Change in estimate of future recovery rates (2).........................................       (98,000)
                                                                                            ------------
BALANCE, SEPTEMBER 30, 1997...............................................................  $    353,019
                                                                                            ------------
                                                                                            ------------

------------------------

(1) Includes approximately $2.3 million of cash released to the Company from remaining spread account balances associated with three securitization transactions initiated in 1993 and closed out during 1997.

(2) Refer to Management's Discussion and Analysis--SPECIAL CHARGES.

                             ARCADIA FINANCIAL LTD.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

3. RESTRICTED CASH IN SPREAD ACCOUNTS

    The following represents the roll-forward of restricted cash in spread accounts:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996..................................................................  $  142,977
  Excess cash flows deposited to spread accounts............................................     115,799
  Initial spread account deposits...........................................................      19,375
  Interest earned on spread accounts........................................................       7,311
Less:
  Excess cash flows released to the Company (1).............................................     (58,896)
                                                                                              ----------
BALANCE, SEPTEMBER 30, 1997.................................................................  $  226,566
                                                                                              ----------
                                                                                              ----------

------------------------

(1) Includes $14.5 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

4. OTHER ASSETS

                                                                                     AT                 AT
                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
(DOLLARS IN THOUSANDS)
Advances due to servicer...................................................      $    5,008          $   8,140
Deferred debt issuance costs...............................................           9,308              4,438
Investment in subordinated certificates....................................           3,142              4,329
Servicing fee receivable...................................................           4,106              3,121
Prepaid expenses...........................................................           1,814              2,755
Servicing assets...........................................................           3,724                 --
Other assets...............................................................           5,520              6,506
                                                                                    -------            -------
                                                                                 $   32,622          $  29,289
                                                                                    -------            -------
                                                                                    -------            -------

                             ARCADIA FINANCIAL LTD.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

5. SUBORDINATED NOTES

                                                                                     AT                 AT
                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
(DOLLARS IN THOUSANDS)
Senior subordinated notes, Series 1996-A...................................      $   30,000          $  30,000
Junior subordinated notes..................................................          21,294             23,689
                                                                                    -------            -------
                                                                                 $   51,294          $  53,689
                                                                                    -------            -------
                                                                                    -------            -------

6. SENIOR NOTES

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each Senior Note includes a detachable warrant, and such warrant when exercised entitles the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Senior Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Senior Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future senior debt (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest) and the remainder made available for working capital. The premium paid for the early extinguishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

7. SHAREHOLDERS' EQUITY

    As discussed in Note No. 6 above, the Company issued warrants to purchase an aggregate of 2,052,000 shares of the Company's common stock in connection with its issuance of Senior Notes. The fair value of the warrants on the date of issue, as determined by the Company, has been recognized as a component of additional paid-in capital. In October 1997, the Company announced that the warrants will detach from the Senior Notes and will trade separately from the Senior Notes as of October 10, 1997. The warrants are exercisable at a price of $11.00 per share.

8. SUBSEQUENT EVENTS

    In October 1997, the Company sold to the public $75.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Notes") and received net proceeds of approximately $71.2 million. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning March 15, 1998. The Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Notes, in whole or in part, at a premium ranging from

                             ARCADIA FINANCIAL LTD.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

8. SUBSEQUENT EVENTS (CONTINUED)
105.75% to 101.92% of the principal amount of Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future senior debt (as defined in the indenture governing the Senior Notes). The net proceeds from the issuance of the Notes will be used to support the purchase of automobile loans, for working capital and for other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated in 43 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers serving as "hubs," supplemented by a network of dealer development representatives ("DDRs"). DDRs generate loans in "hubs" or "spokes" (a market outside the specific area of a "hub"), while credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company services loans through its national customer service center and four regional collection centers.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    RESULTS OF OPERATIONS

    SPECIAL CHARGES. Included in the Company's financial results during the nine month period ended September 30, 1997 are two special charges taken in March 1997. These charges include a non-cash after-tax charge of approximately $63.9 million, due primarily to a change in accounting estimate and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (see Management's Discussion and Analysis--EXTRAORDINARY ITEM).

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

    In addition, the Company anticipated a continued softening of the used car market and therefore lower retail and wholesale prices. Factors contributing to this market softening include the recent start-up of superstore competition and forecasted levels of used lease vehicles that will be available in the market. Further, the Company considered the risk of potentially higher interest rates which have a direct impact on pricing of vehicles. The Company concluded that, for the reasons described above, future recovery rates (after giving effect to related costs) will be lower for the foreseeable future than those reflected in the Company's prior accounting estimates. In light of these items, the Company elected to record an after-tax charge of approximately $45.3 million in March 1997 which reflected an adjustment of current inventory and estimated reduction to future cash flows due to lower expected recovery rates on future inventory arising from existing securitization trusts.

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

    NET INTEREST MARGIN. The components of net interest margin for each of the three and nine months ended September 30 were:

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
(DOLLARS IN THOUSANDS)
Interest income on loans, net of interest expense on warehouse
  facilities..........................................................  $   9,260  $   9,161  $  26,391  $  21,801
Interest income on short-term investments, spread accounts and other
  cash accounts.......................................................      6,238      4,105     16,504     11,140
Recognition of present value discount.................................      5,671      5,048     16,603     13,001
Provision for credit losses on loans held for sale....................     (1,047)      (235)    (1,881)      (478)
                                                                        ---------  ---------  ---------  ---------
  Net interest margin.................................................  $  20,122  $  18,079  $  57,617  $  45,464
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Net interest margin increased 11% and 27% during the three and nine months ended September 30, 1997, respectively, compared with the same periods in 1996. The rise in net interest margin is primarily due to (i) growth in the average balance of loans held for sale pending securitization, (ii) wider net interest rate spreads earned on loans held for sale and (iii) interest earned on spread accounts and other securitization related cash accounts, partially offset by an increase in the provision for credit losses on loans held for sale.

    The Company's loan purchasing volume for each of the three and nine months ended September 30 are set forth in the table below.

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                               ----------------------  --------------------------
                                                                  1997        1996         1997          1996
                                                               ----------  ----------  ------------  ------------
(DOLLARS IN THOUSANDS)
Premier......................................................  $  326,087  $  438,792  $  1,087,825  $  1,362,185
Classic......................................................     434,230     279,433     1,192,865       647,429
                                                               ----------  ----------  ------------  ------------
Total loans purchased........................................  $  760,317  $  718,225  $  2,280,690  $  2,009,614
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------

    The rise in loan purchasing volume and timing of securitization transactions during the three and nine months ended September 30, 1997 resulted in an increase in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $258.1 million and $254.4 million, respectively, up from $242.5 million and $221.2 million in the same periods of 1996, respectively. During the three and nine months ended September 30, 1997, the weighted average net interest rate spread earned on loans held for sale pending securitization rose to 10.43% and 10.08% respectively, compared with 8.98% and 8.47%, respectively, during the same periods in 1996. The rise in net interest rate spread is principally due to an increase in the average annual percentage rates ("APR") paid by obligors due to the Company's continued expansion of its Classic loan program.

    Interest income on short-term investments, spread accounts and other cash accounts established in connection with securitization transactions increased 52% and 48% for the three and nine months ended September 30, 1997, respectively, compared with the same periods during 1996. This increase is primarily due to growth in the average balances of spread accounts and other securitization related cash accounts resulting from higher securitization volume. Income from the recognition of present value discount also grew due to the increased volume of securitizations.

    GAIN ON SALE OF LOANS. Revenues provided from gain on sale of loans declined 4% during the three months ended September 30, 1997 compared to the same period of 1996. The reduction in gain on sale reflects an increase in the loss rate, servicing fee and discount factor assumptions utilized in the computation of gain on sale. (See Management's Discussion and Analysis--SPECIAL CHARGES for discussion of change in estimates). This impact was partially offset by a 2% increase in loan securitization volume and a 185 basis point widening of the gross interest rate spread earned on loans securitized (see table of gross interest rates below). As a result of the change in estimates noted above, gain on sale of loans as a percentage of loans securitized fell to 3.82% during the third quarter of 1997 compared to 4.09% in the same period a year ago. The Company believes that this percentage should increase over the next few quarters as interest spreads continue to widen resulting from a continued expansion of the Classic loan program and refinement of the Company's pricing strategy. Although management believes that increased interest rate spreads can be achieved, material factors affecting interest rate spreads are difficult to estimate and could cause management's expectations to be materially inaccurate. Such factors include changes in consumer interest rates and demand for automobile securitization transactions.

    Included in gain on sale of loans during the nine months ended September 30, 1997 is a non-recurring pre-tax charge to gain on sale of loans of $98.0 million resulting in a year-to-date loss on sale of loans of $22.6 million (See Management's Discussion and Analysis--SPECIAL CHARGES). The Company securitized $2.3 billion of loans held for sale during the nine months ended September 30, 1997, compared with $2.0 billion in the same period a year ago. The Company realized a gain on sale of these loans of approximately $75.4 million, before the non-recurring charge compared with $80.8 million realized during the same period of 1996. The reduction in gain on sale of loans during the first nine months of 1997, before the non-recurring charge, is primarily due to an increase in the loss rate, servicing fee and discount factor assumptions utilized in the Company's computation of gain on sale. See Management's Discussion and Analysis--SPECIAL CHARGES for discussion of change in estimates.

    The following table summarizes the Company's gross interest rate spreads for each of the three and nine months ended September 30:

                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              --------------------  --------------------
                                                                1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------
Weighted average APR of loans securitized...................      16.25%     14.77%     15.85%     14.34%
Weighted average securitization rate........................       6.37       6.74       6.46       6.39
                                                              ---------  ---------  ---------  ---------
Gross interest rate spread (1)..............................       9.88%      8.03%      9.39%      7.95%
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

------------------------

    (1) Before gains/losses on hedging transactions.

    Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, and a reduction in the maximum participation rate allowable under the Premier program, participations paid as a percentage of the principal balance of loans purchased declined to 3.08% and 3.16% during the three and nine months ended September 30, 1997, compared to 3.33% and 3.52%, respectively, in the same periods a year ago.

    Gain on sale of loans also reflects realized losses on hedging transactions of $4.0 million and $4.3 million during the three and nine months ended September 30, 1997, compared to realized gains of $1.2 million and $4.6 million, respectively, in the same periods a year ago.

    SERVICING FEE INCOME. The Company's servicing fee income increased to $12.2 million during the three months ended September 30, 1997 from $7.5 million in the same three months in 1996. For the nine months ended September 30, 1997, servicing fee income was $32.7 million compared with $19.8 million for the same period in 1996. The increase in servicing fee income was directly related to an increase in the average servicing portfolio outstanding and due to an increase in the contractual servicing rate beginning with the third quarter 1997 securitization transaction. The following table reflects the growth in the Company's servicing portfolio from September 30, 1996 to September 30, 1997.

                                                                         AT SEPTEMBER 30,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
Principal balance of automobile loans held for sale...............  $     57,023  $     21,104
Principal balance of loans serviced under securitizations.........     4,767,605     3,373,470
                                                                    ------------  ------------
Servicing portfolio...............................................  $  4,824,628  $  3,394,574
                                                                    ------------  ------------
                                                                    ------------  ------------
Average unpaid principal balance (actual dollars).................  $     12,248  $     12,537
Number of loans serviced..........................................       393,926       270,759

    OTHER NON-INTEREST INCOME. The Company's other non-interest income rose to $2.6 million during the three months ended September 30, 1997 from $1.4 million in the same three months in 1996. For the nine months ended September 30, 1997, other non-interest income was $7.0 million compared with $4.6 million for the same period in 1996. The rise in other non-interest income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates and growth in the servicing portfolio (See Management's Discussion and Analysis--DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE).

    OPERATING EXPENSES. During the three and nine months ended September 30, 1997, salary and benefit expenses increased 58% and 63%, respectively, from the same periods a year ago. The increase in salaries and benefits is primarily attributable to an increase in the number of employees to 1,545 at September 30, 1997 from 1,003 at September 30, 1996. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans and reflects additional associates hired to staff four new regional collection centers opened from October through December of 1996.

    Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, increased 87% and 112% during the three and nine months ended September 30, 1997, respectively, compared to the same periods of 1996. The increase in other operating costs is primarily due to the expansion of the regional collection and buying centers, the rise in loan and collection expenses as a result of the higher percentage of Classic program loans in the portfolio and the seasoning of the Company's existing servicing portfolio, and the growth in loan purchasing. As loan purchasing volume increases, the Company incurs incremental increases in costs associated with the underwriting, servicing and collecting of such loans. Also included in the operating costs during the first nine months of 1997 is a one-time pre-tax charge of approximately $5.0 million recorded in March. This special charge was primarily related to legal costs associated with defending litigation against the Company as well as costs associated with resolving legal issues involving improper practices at certain of the Company's initial consignment dealers. The Company has since terminated its business relationship with such dealers. Also included in the special charge were severance expenses for certain former executives of the Company.

    LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 56% and 54% during the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases are primarily due to the issuance of $300.0 million of 11.5% Senior Notes in March 1997, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Term Notes in March 1997.

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

    FINANCIAL CONDITION

    FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $353.0 million at September 30, 1997 from $362.9 million at December 31, 1996. This 3% decrease reflects a non-recurring $98.0 million pre-tax charge during the first quarter of 1997 (See Management's Discussion and Analysis--SPECIAL CHARGES) partially offset by amounts capitalized upon completion of the Company's first, second, and third quarter securitizations related to the present value of estimated cash flows.

    DEFERRED INCOME TAX. Deferred income taxes declined to $16.4 million at September 30, 1997 from $54.4 million at December 31, 1996. This decrease reflects the recognition of a tax benefit from the first quarter loss from operations and extraordinary charge, partially offset by the income tax provision of $8.3 million incurred since the first quarter.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased 25% to $16.5 million at September 30, 1997 as compared with $13.2 million at December 31, 1996. This increase is partly due to increased accruals for salaries and various operating expenses reflecting the continued growth in the Company's staffing and servicing portfolio. In addition, the Company recorded accruals during the first quarter of 1997 related to severance agreements for certain former executives. The severance accruals are reversed as payments are made over the term of the severance agreements.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

    The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

DELINQUENCY EXPERIENCE (1):

                                                                  SEPTEMBER 30, 1997          DECEMBER 31, 1996
                                                               -------------------------  -------------------------
                                                                NUMBER OF                  NUMBER OF
                                                                  LOANS       BALANCE        LOANS       BALANCE
                                                               -----------  ------------  -----------  ------------

(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period.........................     393,926   $  4,824,628     302,450   $  3,791,857
Delinquencies:
  31-60 days.................................................       6,331   $     77,911       3,884   $     47,225
  61-90 days.................................................       2,055         25,657       1,255         15,877
  91 days or more............................................       2,945         35,161       2,911         37,019
                                                               -----------  ------------  -----------  ------------
Total automobile loans delinquent 31 or more days............      11,331   $    138,729       8,050   $    100,121
Delinquencies as a percentage of number of loans and amount
  outstanding at end of period (2)...........................        2.88%          2.88%       2.66%          2.64%
Amount in repossession (3)...................................       5,379   $     48,563       4,651   $     64,929
                                                               -----------  ------------  -----------  ------------
Total delinquencies and amount in repossession (2)...........      16,710   $    187,292      12,701   $    165,050
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been charged-off but not yet liquidated.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------

(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the
  period.................................................  $  4,661,818  $  3,194,633  $  4,318,830  $  2,822,414
Average number of loans outstanding during the period....       379,681       255,881       349,480       227,276
Number of charge-offs....................................         6,843         3,884        17,208        10,146
Gross charge-offs (2)....................................  $     38,681  $      9,432  $    118,352  $     22,994
Recoveries (3)...........................................         2,468         1,842         6,881         4,448
                                                           ------------  ------------  ------------  ------------
Net losses...............................................  $     36,213  $      7,590  $    111,471  $     18,546
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Annualized gross charge-offs as a percentage of average
  servicing portfolio....................................          3.32%         1.18%         3.65%         1.09%
Annualized net losses as a percentage of average
  servicing portfolio....................................          3.11%         0.95%         3.44%         0.88%

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

    The Company's delinquency rate at September 30, 1997, increased compared to December 31, 1996, reflecting the continued expansion of the Classic loan program and seasoning of the Company's existing servicing portfolio. Management anticipates that delinquency rates will continue to increase during the next several quarters. The number of repossessed vehicles has increased since December 31, 1996, reflecting a continued rise in defaults due to growth of the Company's portfolio and seasoning of loans purchased under the Company's Classic loan program. The net realizable value of the repossessed inventory has declined due to the Company's revised policy with respect to inventory valuation (see Management's Discussion and Analysis--SPECIAL CHARGES). Under its new policy, repossessions are recorded at a value which approximates that which the Company believes can be achieved through wholesale distribution channels (regardless of the distribution strategy ultimately utilized). This change in valuation policy has resulted in significantly higher gross charge-off and net loss percentages compared with the prior year due to a valuation adjustment to existing inventory at the time the policy was adopted and the application of such policy beginning in the second quarter of 1997. Gross charge-off and net loss percentages have also increased from the first quarter (on a pre-adjusted basis) due to the continued rise in Classic loan volume, the seasoning of the existing portfolio, a recent increase in the rate of turnover for the Company's servicing and collection personnel and also the effect of selling an increased proportion of repossessed vehicles through wholesale auctions. Since the first quarter of 1997, the Company has liquidated approximately 47% of all repossessed vehicles sold through wholesale auctions compared to 35% in the first quarter of 1997.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

    PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 90% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. The Company purchased $2.3 billion of loans during the first nine months of 1997 compared to $2.0 billion during the same period in 1996.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the nine months ended September 30, 1997 were $72.1 million, or approximately 3.16% of the principal balance of loans purchased, compared with $70.8 million, or approximately 3.52% of loans purchased, during the same period in 1996. The decrease in dealer participation as a percentage of loans purchased reflects the growth in volume in Classic loans (which are generally associated with lower dealer participations) and a reduction in the maximum allowable participation paid for Premier loans.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, the Company has been required to provide initial cash deposits into the spread accounts for certain securitizations. In connection with the third quarter 1997 securitization, the Company and its asset-backed securities insurance provider entered into an arrangement whereby the Company agreed to pay a higher insurance rate in lieu of providing an initial deposit. The Company had $226.6 million of restricted cash in spread accounts at September 30, 1997, compared with $143.0 million at December 31, 1996. The increase in restricted cash in spread accounts reflects the Company's growth in securitization volume and the accumulation of excess cash flows and initial deposits related to such securitizations.

    The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% of the principal amount of the asset-backed securities sold into the securitizations.

    NET INTEREST MARGIN. Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

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

    REPOSSESSED INVENTORY. At September 30, 1997, repossessed inventory managed or owned by the Company and held for resale was $48.6 million, compared with $64.9 million at December 31, 1996. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At September 30, 1997, repossessed inventory was 1.0% of the total servicing portfolio compared with 1.7% at December 31, 1996. This reduction is primarily the result of the Company's April 1997 modification to its retail disposition strategy with a goal of increasing its rate of repossessed inventory turnover (See Management's Discussion and Analysis--SPECIAL CHARGES). Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through an increased use of wholesale auctions.

    PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first nine months of 1997, the Company received $59.0 million of excess cash flow, compared with $28.9 million during the same nine months in 1996. The Company received an additional $2.3 million and $2.5 million of cash during the first nine months of 1997 and 1996, respectively, which was released from spread accounts associated with certain securitization transactions closed-out during such periods. Included in the 1997 cash released from spread accounts is $14.5 million of cash which is restricted pursuant to an arrangement between the Company and its asset-backed securities insurance provider.

    SERVICING FEES. The Company also receives servicing fees for servicing securitized loans held under certain warehouse facilities and for the loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans included in its third quarter 1997 securitization. During the nine months ended September 30, 1997 and 1996, the Company received cash for such servicing in the amount of $31.7 million and $18.9 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At September 30, 1997, the Company had warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $647.7 million, of which $521.4 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the transaction, are applied to repay amounts outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the nine months ended September 30, 1997, all of which were publicly issued and rated "AAA/Aaa".

                                       REMAINING
                                        BALANCE     REMAINING                                CURRENT
                                          AS      BALANCE AS A    CURRENT     WEIGHTED        GROSS
                                       OF SEPT.   PERCENTAGE OF  WEIGHTED      AVERAGE      INTEREST
                            ORIGINAL      30,       ORIGINAL      AVERAGE   SECURITIZATION    RATE
DATE                         BALANCE     1997        BALANCE        APR         RATE         SPREAD
--------------------------  ---------  ---------  -------------  ---------  -------------  -----------
(DOLLARS IN THOUSANDS)
March 1997................  $ 775,000  $ 657,088        84.79%       15.56%        6.54%         9.02%
June 1997.................    775,000    717,679        92.60%       15.85%        6.50%         9.35%
September 1997 (1)........    775,000    681,014        87.87%       16.31%        6.36%         9.95%
                            ---------  ---------
                            $2,325,000 $2,055,781
                            ---------  ---------
                            ---------  ---------

------------------------

(1) As of September 30, 1997, the Company had delivered $688.9 million of automobile loans and $86.1 million cash remained in the pre-funded portion of the trust.

    HEDGING STRATEGY

    The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward US Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. The Company receives the up-front gains or losses back over time through a higher or lower spread at the time of securitization. At September 30, 1997, the Company had unrealized losses on hedge contracts of $5.2 million.

    OTHER CAPITAL RESOURCES

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

    In March 1997, the Company sold $300 million 11.50% Senior Notes, due 2007. Net proceeds received from the offering of the Senior Notes approximated $291.2 million.

    In October 1997, the Company sold $75 million 11.5% Senior Notes, due 2007. Net proceeds received from the offering of the Senior Notes approximated $71.2 million.

    CAUTIONARY STATEMENTS

    Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in automobile loan purchases, anticipated net interest margins, anticipated loan securitizations and gain on sale, anticipated operations costs and employment growth and anticipated delinquency, loan loss and repossession experience. The cautionary statements provided below and in Exhibit 99.1 filed herewith are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below, as well as other factors, have also been discussed in the Company's prior public filings.

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

    - The effects of "seasoning" of the Company's loan portfolio and increased use of the Company's Classic loan program, each of which are likely to adversely affect the Company's level of delinquencies and losses, which may require higher loss reserves and decrease cash flow from securitization trusts in the event certain portfolio performance tests are violated.

    - The effects of the Company's modified retail disposition program, which may result in an increased use of wholesale dispositions for repossessed inventory and potentially lower recovery rates.

    - The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the continued legal or commercial availability of techniques (primarily hedging) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

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

    - The amount, and rate of growth in, the Company's expenses (including employee and marketing expenses); the effects of changes within the Company's organization or in its compensation and benefit plans; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

    - The availability, amount, type and cost of debt or equity financing for the Company to support negative operating cash flows and any changes to that financing, including any impact from changes in the Company's debt ratings.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 25, 1997, the United States District Court for the District of Minnesota issued an order consolidating the shareholder suits described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, into one action, In re Olympic Financial Ltd. Securities Litigation. Plaintiffs in the consolidated action allege that during the period from July 20, 1995 through March 3, 1997 the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificially inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. The consolidated action is in the preliminary stages and the parties have not begun discovery. The Company has reviewed the complaint in the consolidated action and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgement, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURING HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

    The following exhibits are filed in response to Item 601 of Regulation S-K.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Restated Articles of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997).

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  3.2  Restated Bylaws of the Company, as amended (incorporated by reference to
         Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1997).
  4.1  Rights Agreement dated as of November 1, 1996, between the Company and
         Norwest Bank Minnesota, National Association, as Rights Agent
         (incorporated by reference to Exhibit 1 to the Company's Registration
         Statement on Form 8-A filed November 7, 1996).
  4.2  First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota,
         National Association, as Trustee, relating to the Company's Unsecured
         Extendible Notes and Fixed Term-Notes, including forms of Notes
         (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective
         Amendment No. 2 on Form S-3 to the Company's Registration Statement on
         Form S-1, File No. 33-81512).
  4.3  Indenture, dated as of April 28, 1995, between the Company and Norwest
         Bank Minnesota, National Association, as Trustee, relating to the
         Company's 13% Senior Notes due 2000 (incorporated by reference to
         Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
  4.4  First Supplemental Indenture, dated as of August 11, 1995, to Indenture, dated as of April 28, 1995, between the Company and Norwest Bank
         Minnesota, National Association, as Trustee, relating to the Company's
         13% Senior Notes due 2000 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1995).
  4.5  Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between the Company and Norwest Bank
         Minnesota, National Association (incorporated by reference to Exhibit
         4.7 to the Company's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
  4.6  Indenture dated as of March 15, 1996, between the Company and Norwest Bank
         Minnesota, National Association, as Trustee, relating to the Company's
         Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to
         Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
  4.7  First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Company and Norwest Bank
         Minnesota, National Association, as Trustee, relating to the Company's
         Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to
         Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
  4.8  Indenture dated as of March 12, 1997, between the Company and Norwest Bank
         Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March
         12, 1997 and filed March 18, 1997).
  4.9  First Supplemental Indenture, dated as of March 12, 1997 between the
         Company and Norwest Bank Minnesota, National Association, as Trustee
         (incorporated by reference to Exhibit 4.2 to the Company's Current
         Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
  4.10 Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant Agent
         (incorporated by reference to Exhibit 4.3 to the Company's Current
         Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  4.11 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's
         Current Report on Form 8-K dated March 12, 1997 and filed March 18,
         1997).
  4.12 Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March
         12, 1997 and filed March 18, 1997).
  4.13 Form of Initial Warrant Certificate (incorporated by reference to Exhibit
         4.6 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
  4.14 Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank
         Minnesota, National Association, as Trustee, including form of Notes
         (incorporated by reference to Exhibit 4.1 to the Company's Current
         Report on Form 8-K dated October 8, 1997, filed October 15, 1997).
 10.1  First Amendment, dated as of August 9, 1997, to Note Purchase Agreement, dated as of December 3, 1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia Receivables Conduit Corp.,
         Receivable Capital Corporation and Bank of America National Trust and
         Savings Association (incorporated by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K dated October 1, 1997, filed
         October 1, 1997).
 10.2  First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3, 1996, by and between Arcadia Receivables Conduit
         Corp. and Arcadia Receivables Finance Corp. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
         October 1, 1997, filed October 1, 1997).
 10.3  First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among Arcadia Receivables Conduit Corp., Arcadia
         Financial Ltd. (formerly known as Olympic Financial Ltd.), in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 1, 1997, filed
         October 1, 1997).
 10.4  First Amendment, dated as of August 1, 1997, to the Insurance and
         Indemnity Agreement, dated as of December 3, 1996, among Financial
         Security Assurance Inc., Arcadia Receivables Conduit Corp., Arcadia
         Receivables Finance Corp. and Arcadia Financial Ltd. (formerly known as
         Olympic Financial Ltd.), as Servicer (incorporated by reference to
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated October
         1, 1997, filed October 1, 1997).
 10.5  Amended and Restated Trust Agreement, dated as of July 31, 1997, between
         Arcadia Receivables Finance Corp. II and Wilmington Trust Company
         (incorporated by reference to Exhibit 10.5 to the Company's Current
         Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
 10.6  Amended and Restated Indenture, dated as of July 31, 1997, between Olympic
         Automobile Receivables Warehouse Trust and Norwest Bank Minnesota,
         National Association (incorporated by reference to Exhibit 10.6 to the
         Company's Current Report on Form 8-K dated October 1, 1997, filed
         October 1, 1997).
 10.7  Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between Arcadia Receivables Finance Corp. II and
         Arcadia Financial Ltd. (incorporated by reference to Exhibit 10.7 to the
         Company's Current Report on Form 8-K dated October 1, 1997, filed
         October 1, 1997).

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.8  Amended and Restated Sale and Servicing Agreement, dated as of July 31,
         1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia
         Receivables Finance Corp. II, Arcadia Financial Ltd. And Norwest Bank
         Minnesota, National Association (incorporated by reference to Exhibit
         10.8 to the Company's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
 10.9  Amended and Restated Custodian Agreement, dated as of July 31, 1997, among
         Arcadia Financial Ltd., Norwest Bank Minnesota, National Association,
         and Olympic Automobile Receivables Warehouse Trust (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K
         dated October 1, 1997, filed October 1, 1997).
 10.10 Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia Financial
         Ltd., Delaware Funding Corporation and Morgan Guaranty Trust Company of
         New York (incorporated by reference to Exhibit 10.10 to the Company's
         Current Report on Form 8-K dated October 1, 1997, filed October 1,
         1997).
 10.11 Amended and Restated Certificate Purchase Agreement, dated as of July 31,
         1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia
         Financial Ltd., each Purchaser (as defined) and Morgan Guaranty Trust
         Company of New York (incorporated by reference to Exhibit 10.11 to the
         Company's Current Report on Form 8-K dated October 1, 1997, filed
         October 1, 1997).
 10.12 Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty
         Trust Company of New York and certain parties listed therein
         (incorporated by reference to Exhibit 10.12 to the Company's Current
         Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
 10.13 Series 1997-C Supplement, dated as of September 18, 1997, to spread
         Account Agreement dated as of March 25, 1993, as amended and restated as of June 1, 1997, among Arcadia Financial Ltd., Arcadia Receivables
         Finance Corp., Financial Security Assurance, Inc., The Chase Manhattan
         Bank and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K
         dated October 1, 1997, filed October 1, 1997).
 10.14 Insurance and Indemnity Agreement, dated as of September, 18, 1997, among
         Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C,
         Arcadia Receivables Finance Corp. and Arcadia Financial Ltd.
         (incorporated by reference to Exhibit 10.14 to the Company's Current
         Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
 10.15 Form of Indemnification Agreement by and between the Company and certain of its officers and directors (incorporated by reference to Exhibit
         10.15 to the Company's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
 11.1  Computation of Earnings Per Share (filed herewith).
 27.1  Financial Data Schedule (filed herewith).
 99.1  Cautionary Statement (filed herewith).

        (b) REPORTS ON FORM 8-K

    On September 24, 1997, the Company filed a Current Report on Form 8-K dated June 5, 1997, reporting certain information with regard to the Company's performance as servicer of Olympic Automobile Receivables Trust, 1996-C.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA FINANCIAL LTD.

               SIGNATURE                                      TITLE                                 DATE
---------------------------------------  ------------------------------------------------  ----------------------

       /s/ RICHARD A. GREENAWALT         President, Chief Executive Officer, and Director  November 13, 1997
    -------------------------------
         Richard A. Greenawalt

          /s/ JOHN A. WITHAM             Executive Vice President and Chief Financial      November 13, 1997
    -------------------------------      Officer (Principal Financial Officer)
            John A. Witham

         /s/ BRIAN S. ANDERSON           Senior Vice President, Corporate Controller and   November 13, 1997
    -------------------------------      Assistant Secretary (Principal Accounting
           Brian S. Anderson             Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       3.1     Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

       3.2     Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

       4.1     Rights Agreement dated as of November 1, 1996, between the Company and Norwest Bank Minnesota,
                National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's
                Registration Statement on Form 8-A filed November 7, 1996).

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

       4.6     Indenture dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National
                Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001
                (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

       4.14    Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, including form of
                Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                October 8, 1997, filed October 15, 1997).

      10.1     First Amendment, dated as of August 9, 1997, to Note Purchase Agreement, dated as of December 3,
                1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia Receivables
                Conduit Corp., Receivable Capital Corporation and Bank of America National Trust and Savings
                Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K
                dated October 1, 1997, filed October 1, 1997).

      10.2     First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3, 1996, by and between Arcadia Receivables Conduit Corp. and Arcadia Receivables Finance Corp. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.3     First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among Arcadia Receivables Conduit Corp., Arcadia Financial Ltd. (formerly known as Olympic Financial
                Ltd.), in its individual capacity and as Servicer, and Bank of America National Trust and Savings
                Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K
                dated October 1, 1997, filed October 1, 1997).

      10.4     First Amendment, dated as of August 1, 1997, to the Insurance and Indemnity Agreement, dated as of
                December 3, 1996, among Financial Security Assurance Inc., Arcadia Receivables Conduit Corp.,
                Arcadia Receivables Finance Corp. and Arcadia Financial Ltd. (formerly known as Olympic Financial
                Ltd.), as Servicer (incorporated by reference to Exhibit 10.4 to the Company's Current Report on
                Form 8-K dated October 1, 1997, filed October 1, 1997).

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.5     Amended and Restated Trust Agreement, dated as of July 31, 1997, between Arcadia Receivables Finance
                Corp. II and Wilmington Trust Company (incorporated by reference to Exhibit 10.5 to the Company's
                Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.6     Amended and Restated Indenture, dated as of July 31, 1997, between Olympic Automobile Receivables
                Warehouse Trust and Norwest Bank Minnesota, National Association (incorporated by reference to
                Exhibit 10.6 to the Company's Current Report on Form 8-K dated October 1, 1997, filed October 1,
                1997).

      10.7     Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between Arcadia Receivables Finance Corp. II and Arcadia Financial Ltd. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated October 1, 1997, filed October 1,
                1997).

      10.8     Amended and Restated Sale and Servicing Agreement, dated as of July 31, 1997, among Olympic
                Automobile Receivables Warehouse Trust, Arcadia Receivables Finance Corp. II, Arcadia Financial Ltd.
                And Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the
                Company's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.9     Amended and Restated Custodian Agreement, dated as of July 31, 1997, among Arcadia Financial Ltd.,
                Norwest Bank Minnesota, National Association, and Olympic Automobile Receivables Warehouse Trust
                (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated October
                1, 1997, filed October 1, 1997).

      10.10    Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among Olympic Automobile
                Receivables Warehouse Trust, Arcadia Financial Ltd., Delaware Funding Corporation and Morgan
                Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.10 to the Company's
                Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.11    Amended and Restated Certificate Purchase Agreement, dated as of July 31, 1997, among Olympic
                Automobile Receivables Warehouse Trust, Arcadia Financial Ltd., each Purchaser (as defined) and
                Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.11 to the
                Company's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.12    Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty Trust Company of New York and certain parties listed therein (incorporated by reference to Exhibit 10.12 to the Company's
                Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

      10.13    Series 1997-C Supplement, dated as of September 18, 1997, to spread Account Agreement dated as of
                March 25, 1993, as amended and restated as of June 1, 1997, among Arcadia Financial Ltd., Arcadia
                Receivables Finance Corp., Financial Security Assurance, Inc., The Chase Manhattan Bank and Norwest
                Bank Minnesota, National Association (incorporated by reference to Exhibit 10.13 to the Company's
                Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.14    Insurance and Indemnity Agreement, dated as of September, 18, 1997, among Financial Assurance Inc.,
                Arcadia Automobile Receivables Trust, 1997-C, Arcadia Receivables Finance Corp. and Arcadia
                Financial Ltd. (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form
                8-K dated October 1, 1997, filed October 1, 1997).

      10.15    Form of Indemnification Agreement by and between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K
                dated October 1, 1997, filed October 1, 1997).

      11.1     Computation of Earnings Per Share (filed herewith).

      27.1     Financial Data Schedule (filed herewith).

      99.1     Cautionary Statement (filed herewith).