Form 10-K
period 1997-12-31
ARCADIA FINANCIAL LTD
filed 1998-03-10
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

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

        7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55439-2435
              (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (612) 942-9880

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK ($.01 PAR VALUE)
                CLASS A PREFERRED STOCK RIGHTS ($.01 PAR VALUE)
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as quoted on the New York Stock Exchange on February 17, 1998 was approximately $246.9 million.

    The number of shares of the registrant's Common Stock outstanding as of February 17, 1998 was 38,917,493.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                      DOCUMENT INCORPORATED                            PART OF FORM 10-K
-----------------------------------------------------------------  --------------------------
     Proxy Statement for 1998 Annual Meeting of Shareholders        Items 10, 11, 12 and 13
                     to be held May 28, 1998                              of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                             PART I

Item 1.   Business........................................................................      3
Item 2.   Properties......................................................................     17
Item 3.   Legal Proceedings...............................................................     18
Item 4.   Submission of Matters to a Vote of Security Holders.............................     18

                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........     19
Item 6.   Selected Financial Data.........................................................     20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................     22
Item 8.   Financial Statements and Supplementary Data.....................................     38
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure....................................................................     63

                                            PART III

Item 10.  Directors and Executive Officers of the Registrant..............................     63
Item 11.  Executive Compensation..........................................................     63
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................     63
Item 13.  Certain Relationships and Related Transactions..................................     63

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     63

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; modifications to the Company's retail disposition program; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit
99.1 filed herewith.

                                    PART I.

ITEM 1. BUSINESS

GENERAL

    The Company purchases, securitizes and services consumer automobile loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers located in 15 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

    The Company purchases each loan in accordance with its underwriting procedures, which focus on a borrower's credit characteristics and collateral value. The Company's underwriting criteria do not distinguish between new and used vehicles, which represented approximately 16% and 84%, respectively, of the Company's loan purchases in 1997. The Company seeks to maximize gross interest rate spreads relative to expected net losses by maintaining a tiered pricing system based on the borrower's credit characteristics as measured by the Company's underwriting and proprietary credit scoring criteria. The Company markets its loan products to dealers under two programs, designated Premier and Classic. "Premier" and "Classic" are proprietary trademarks of the Company. Premier borrowers generally have stronger credit characteristics than those of Classic borrowers. The Company has been expanding the level of loan purchases under its Classic program primarily to increase gross interest rate spreads. In 1997, 55% of the principal amount of loans purchased by the Company were purchased under the Classic program compared with 36% in 1996 and 17% in 1995. The Company may change its loan purchase mix at any time and from time to time. The Company considers substantially all of the loans it purchases under both the Premier and Classic programs to be in the "prime" or "non-prime" loan categories, but does not consider the loans it purchases to be in the "sub-prime" loan category.

    In accordance with prevailing industry practice, the Company pays an up-front dealer participation to the originating dealer for each loan purchased. These dealer participations vary in amount among the Company's loan products and are generally greater under the Premier program than under the Classic program.

    The Company primarily uses warehouse facilities to fund its initial purchase of loans. The Company securitizes purchased loans as asset-backed securities, generally on a quarterly or more frequent basis. In its securitizations, the Company, through a special purpose subsidiary, transfers loans to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors and the Company recognizes a gain on the sale of the loans. Each month, collections of principal and interest on the securitized loans are used by the trustee to pay the holders of the related asset-backed securities, to establish and maintain spread accounts as a source of cash to cover shortfalls in collections and to pay expenses associated with the securitizations and subsequent servicing. After such application by the trustee, amounts in excess of those necessary to satisfy requirements associated with the asset-backed securities are generally distributed to the Company, subject to its agreements with Financial Security Assurance Inc. ("FSA"). All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies, issued by FSA, which insure payments of principal and interest due on the related asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc.

    The Company is a Minnesota corporation, incorporated on March 8, 1990. Its principal executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435, and its telephone number is (612)942-9880.

STRATEGIES

    The Company's business objective is to deliver predictable and sustainable profitability. To achieve this objective, the Company utilizes the following strategies:

    - EMPHASIS ON DEALER RELATIONSHIPS -- The Company believes that the volume and quality of the loans it acquires depends upon its ability to establish and maintain satisfactory relationships with automobile dealers. When presented with a loan application, the Company attempts to notify the dealer within one hour or less whether it will approve, conditionally approve or deny the automobile loan for purchase from the dealer. The Company's business hours generally coincide with those of the dealership and, in some cases, the Company will provide loan processing on the dealer's premises during dealer promotions. When the Company considers a borrower's credit quality to be adequate, the Company may provide the dealer with flexibility in developing loan structures to accommodate a borrower's needs, such as extended payment terms or low down-payment requirements. To further assist the dealer, the Company may perform more in-depth underwriting analysis when warranted by special circumstances. A DDR maintains frequent contacts with the dealer to assure a high level of service. By employing consistent loan purchasing practices, the Company believes that it provides the dealer with a reliable source of financing.

    - TIERED PRICING STRATEGY -- The Company maintains a tiered pricing system, allowing it to price different loan products according to the profiles of borrowers' credit characteristics as measured by the Company's proprietary credit scoring system and various analytical tools. The Company's tiered pricing system seeks to (i) maximize gross interest rate spreads relative to expected net losses within each credit tier, (ii) provide a greater opportunity to expand its automobile loan market share through loan products that address a greater variety of customer needs, and (iii) reduce the Company's initial cash requirements for Classic loans relative to the Premier program because the Company offers lower dealer participations on Classic loans. The Company therefore generally obtains significantly higher interest rates under the Classic program than under the Premier program. The higher interest rates of the Classic program is intended to compensate the Company for the expected greater delinquency and default rates associated with the Classic program, which the Company addresses through higher loan loss reserves.

    - MAINTENANCE OF UNDERWRITING PROCEDURES -- The Company has developed a proprietary credit scoring system designed to maintain consistent underwriting procedures for its loan authorizations. The Company's credit scoring system monitors six evaluation criteria: debt-to-income, payment-to-income, loan-to-value, credit bureau score, credit score and loan size. Using the results of the credit scoring system, each loan application is reviewed by one of the Company's credit specialists and, as appropriate under the Company's underwriting procedures, one or more credit managers, to determine whether the loan should be approved. To monitor the integrity of the underwriting procedures, management tracks on a daily basis the approval rates and delinquency and loss rates by credit specialist, buying center and dealer. In addition, the Company regularly evaluates its underwriting procedures through the use of various analytical tools and compares expected to actual performance outcomes to determine if enhancements are necessary.

    - SERVICING -- The Company operates a national servicing center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. These centers are staffed with trained personnel responsible for various servicing, collection and repossession activities. Collectors are assisted by highly automated telephone dialing systems and a computerized collection system which improve the Company's ability to make early contact with delinquent obligors. The Company regularly monitors and evaluates its servicing and collection operations with a view to improving procedures as needed.

    - FUNDING AND LIQUIDITY THROUGH WAREHOUSING AND SECURITIZATIONS -- The Company funds the acquisition of automobile loans principally through three warehouse facilities with asset-backed commercial paper programs. Currently, these facilities provide sufficient capacity to handle the Company's loan purchases. The Company securitizes purchased loans as asset-backed securities and uses such securitizations as a cost competitive source of capital compared to traditional sources of corporate debt financing. Securitization enables the Company to sell automobile loans on a regular basis, while retaining the right to receive future servicing fees and excess cash flows. Securitization also allows the Company to use the net proceeds from such sales to fund the purchase of additional automobile loans.

    - RETAILING OF REPOSSESSED AUTOMOBILES -- In addition to wholesale distribution channels, the Company has regularly disposed of repossessed vehicles through the retail markets, primarily retail used car consignment lots. The Company believes that the greater recoveries available from the retail market justify the costs of maintaining unsold repossession inventory and managing the retail program. In addition, the use of retail markets provides the Company with an opportunity to finance the sale of repossessed automobiles to new buyers. The extent to which the Company utilizes retail distribution channels is dependent upon numerous factors, including but not limited to, the level of repossessed inventory, used car market conditions and the continuing cost to maintain the strategy. The Company may, as it has in the past, increase or decrease its use of retail markets after considering such factors.

AUTOMOBILE DEALER PROGRAM

    The Company believes that the volume and quality of the loans it acquires depends upon its ability to establish and maintain satisfactory relationships with automobile dealers. The Company's DDRs and other loan purchasing personnel emphasize dealer service. The Company attempts to identify the particular service needs of dealers and to provide a reliable source of financing for qualified automobile buyers. DDRs are the Company's primary contact with its dealers and are responsible for prospecting new dealerships, selling the Company's programs and cultivating dealer relationships. DDRs train dealer personnel in the Company's programs and meet with dealer management periodically in an effort to ensure the dealer's needs and expectations are being satisfied. DDRs operate out of one of the Company's regional buying centers or out of one of the Company's "spokes," which are typically within a 200-mile radius of a regional buying center. The Company's cost in maintaining DDRs is primarily limited to compensation.

    During 1997, the Company expanded its technical resources and developed more in-depth analysis of loan performance and profitability by dealer. This has helped the Company identify dealers that have consistently provided loan applications meeting the Company's underwriting guidelines, thereby allowing the Company to focus its marketing efforts on those dealers which provide the most profitable origination opportunities.

LOAN PURCHASES AND UNDERWRITING

    LOAN PURCHASES. Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing through the dealer, an application is taken for submission to the dealer's financing sources. The Company's agreements with its dealers are non-exclusive and, typically, a dealer will submit the purchaser's application to more than one financing source for review. The dealer in consultation with the borrower will decide which source will finance the automobile purchase based upon the rates being offered, the terms for approval, dealer participations or incentives that may be offered from time to time in accordance with captive wholesale financing arrangements with the dealer's primary supplier of automobiles.

    When presented with a loan application, the Company attempts to notify the dealer within an hour or less whether it will approve, conditionally approve or deny the loan for purchase from the dealer. A loan purchase by the Company generally occurs simultaneously with the purchase by the buyer of the related automobile and the making of the loan to the buyer by the dealer. The buyer's purchase generally is not completed until the Company or another financing source approves a loan. If the application is approved by the Company and the buyer accepts the terms of the financing, the buyer enters into an installment contract or secured note with the dealer on a form prepared and provided to the dealer by the Company. At the bottom or reverse of the contract or note is an assignment of the loan to the Company that is signed by the dealer.

    UNDERWRITING. The Company purchases each loan based on its established underwriting procedures. The Company's underwriting procedures include scoring the borrower's loan application in accordance with the Company's proprietary credit scoring system and comparing such credit scores to established underwriting criteria. For borrowers with credit scores falling outside predetermined criteria, the Company's policies require additional review and approval by supervisory personnel in order to determine whether to approve such loans. These procedures are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. The Company's underwriting procedures do not distinguish between new and used vehicles. The Company maintains a tiered pricing system, allowing it to price loans according to the borrower's credit characteristics. The Company markets its loan products to automobile dealers through its Premier and Classic programs. Premier borrowers generally have stronger credit characteristics than those of Classic borrowers.

    Each applicant for a loan is required to complete and sign an application which lists the applicant's assets, liabilities, income, credit and employment history and other personal information. Upon receipt of the completed loan application, the Company's administrative personnel order a minimum of one credit bureau report on the applicant to document the applicant's credit history. The application and the credit bureau report(s) are given to one of the Company's credit specialists for analysis under the Company's proprietary credit scoring system.

    The Company's credit scoring system evaluates the credit applicant with an emphasis on cash flow as a principal indicator of repayment capability and provides credit scores which are utilized by the Company as a basis to determine if the applicant initially falls within the parameters of the Company's underwriting criteria for a particular loan product. Assuming that the applicant qualifies, the Company will expand its credit review procedures and purchase from a credit bureau an additional credit bureau score which attempts to assess the likelihood of borrower payment ability. If the applicant meets the Company's underwriting standards, the Company generally will approve the application. For Classic borrowers (and, if certain scoring criteria are not satisfied, for Premier borrowers), this data is subject to further investigation. This investigation typically consists of direct telephone confirmations, when feasible, of the applicant's employment and may also include direct credit references from banks and financial institutions noted on the application.

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

    Objective credit scoring criteria provide the factual background for lending decisions, but such decisions frequently require the credit judgment of the Company's credit specialists. To the extent an applicant fails to meet one or more of the scoring benchmarks for the proposed loan, the Company generally requires higher levels of management scrutiny before such loans are approved. In 1996 and 1997, a substantial majority of Classic loans and a substantial number of Premier loans purchased by the Company failed to meet at least one applicable scoring benchmark and generally were subject to additional management review before approval.

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

    RESALE AND FINANCING OF REPOSSESSIONS. In addition to wholesale distribution channels, the company has regularly disposed of repossessed vehicles through retail markets, primarily retail used car consignment lots. The Company believes that the greater recoveries available from the retail market justify the costs of maintaining higher levels of unsold repossession inventory and managing the retail program. In addition, the use of retail markets provides the Company with an opportunity to finance the repossessed vehicles with new buyers. The extent to which the Company retails its repossessed inventory is dependent in part on inventory levels, used car market conditions, and the continuing cost to operate such strategy. The Company may, as it has in the past, increase or decrease its use of retail markets after considering such factors. During 1997, such an analysis resulted in a reduction in the utilization of retail markets (see "Management's Discussion and Analysis--"SPECIAL CHANGES").

    During 1997, approximately 46% of repossessed vehicles sold were liquidated through retail markets, of which the Company financed approximately 94% of these sales. During 1996, the Company sold approximately 70% of its repossession inventory through retail markets and financed approximately 90% of these sales. The Company believes this strategy had the effect of reducing the Company's loan losses in 1996 and, to a lesser extent, in 1997 (relative to a wholesale-based strategy) while delaying cash distributed from securitization trusts as a result of slower inventory turnover. The strategic benefits of the retail program were partially offset in 1996 and 1997 by the performance of the Company's portfolio of financed repossessed automobiles, which experienced delinquency, default and loss rates substantially higher than the Company's other loan products, and by lower retail prices for used cars in 1997.

    The Company applies the same underwriting methodology and procedures to the financing of repossessed automobiles as it applies to the purchase of other loan products, but it allows credit specialists and managers greater latitude in the financed repossession product to approve exceptions (with appropriate management authorization) to underwriting criteria as compared to other products in the Premier and Classic programs. The principal amount of retail repossession sales financed by the Company increased from $96.9 million (2.56% of the total servicing portfolio) at December 31, 1996 to $169.7 million (3.42% of the total servicing portfolio) at December 31, 1997. The delinquency, default and loss rates of the Company's portfolio of repossessed automobile loans have significantly exceeded the rates of the Company's other loan products, accounting for a disproportionate amount of the Company's overall delinquencies, defaults and losses in 1997. In particular, since the latter part of 1996, the Company has taken a series of steps intended to improve the performance of its financed repossession portfolio, including introducing greater verification of credit applications, tightening supervision of the buying center process and lowering the loan-to-value ratios on loans purchased. However, acceptable levels of delinquencies, defaults and losses in the repossession loan portfolio, as determined by management, are likely to exceed levels typically experienced in the Company's other loan products.

    DEALER PARTICIPATIONS. The Company remits to the dealer the amount financed pursuant to the terms of the loan and, consistent with industry practice, a dealer participation for selling such loan to the Company. The Company computes the dealer participation by calculating the amount of cash flow arising from the rate differential between the interest rate charged by the automobile dealer to the borrower and the rate offered by the Company to the dealer. The Company generally offers two alternative methods for payment of the dealer participation. Under the "shared participation" method, the dealer generally receives a percentage of the total participation at the time of sale in exchange for a shorter charge-back period. During the charge-back period the Company is entitled to recover the upfront percentage received by the dealer in the event of a prepayment or default during the first 90 to 180 days. Under an alternative method, the Company pays the full participation to the dealer less approximately 1% of the outstanding loan balance which is held in reserve to allow for future charges to the dealer in the event of early prepayment or default. Under the alternative method, the Company is entitled to recover from the dealer the unearned portion of the dealer participation in the event of a prepayment or default in excess of the amount withheld at any point prior to contractual maturity and the entire reserve amount if the loan defaults within its first 12 months. A substantial majority of the Company's dealers elect the "shared participation" method.

MARKETS AND EXPANSION

    The following table illustrates the loan purchasing volume and percentage of total loan purchases by regional buying center during the three years ended December 31, 1997:

(Dollars in thousands)       OPENING
REGIONAL BUYING CENTER        DATE                1997                       1996                       1995
-------------------------  -----------  -------------------------  -------------------------  -------------------------
Minnesota................        6/90   $    163,418       5.71%   $    160,376       5.83%   $    117,253       5.71%
Colorado.................        4/92        157,525       5.50         161,880       5.89         145,552       7.09
North Texas..............       11/92        279,580       9.77         299,673      10.90         260,775      12.71
Washington...............        3/93        166,186       5.80         198,580       7.22         176,241       8.59
Arizona..................        7/93        184,777       6.45         204,717       7.44         124,921       6.09
Florida..................        8/93        189,988       6.64         144,042       5.24         123,308       6.01
Georgia..................       11/93        176,922       6.18         189,346       6.88         143,289       6.98
South Texas (1)..........        2/94        169,495       5.92         278,457      10.12         335,317      16.34
Northern California......        6/94        147,905       5.17         192,794       7.01         149,291       7.27
Missouri.................        6/94        151,553       5.29         173,381       6.30         172,569       8.41
Massachusetts............        8/94        131,007       4.58         131,794       4.79         108,090       5.27
Tennessee................       10/94        191,202       6.68         141,491       5.15          99,951       4.87
Ohio.....................        3/95        102,905       3.59          57,267       2.08           9,844       0.48
North Carolina...........        5/95        241,468       8.43         202,255       7.35          85,978       4.18
Southern California......       12/95        107,332       3.75          57,858       2.10              34         --
New York.................        3/96         78,210       2.73          44,516       1.62              --         --
West Texas...............        7/96        177,780       6.22         112,126       4.08              --         --
Maryland.................        3/97         45,568       1.59              --         --              --         --
                                        ------------  -----------  ------------  -----------  ------------  -----------
    Totals...............               $  2,862,821     100.00%   $  2,750,553     100.00%   $  2,052,413     100.00%
                                        ------------  -----------  ------------  -----------  ------------  -----------
                                        ------------  -----------  ------------  -----------  ------------  -----------

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

FINANCING

    WAREHOUSE FACILITIES. The Company uses warehouse facilities to finance its purchase of loans on a short-term basis pending securitization. At December 31, 1997, the Company had an aggregate borrowing capacity of approximately $875.0 million under three primary warehouse facilities, of which $844.0 million was available. The Company, through a wholly-owned special purpose subsidiary, Arcadia Receivables Finance Corp. ("ARFC"), has a $400.0 million receivables warehouse facility with Receivables Capital Corporation ("RCC"), a commercial paper conduit sponsored by Bank of America (the "BofA Facility"). The Company, through its wholly-owned special purpose subsidiary, Arcadia Receivables Finance Corp. II ("ARFC II"), has an approximately $175.0 million receivables warehouse facility with a commercial paper conduit managed by Morgan Guaranty Trust Company of New York (the "Morgan Guaranty Trust Facility"). The Company, through its wholly-owned special purpose subsidiary, Arcadia Receivables Finance Corp. III ("ARFC III"), has a $300.0 million receivables warehouse facility with DLJ Mortgage Capital, Inc., a subsidiary of Donaldson, Lufkin & Jenrette (the "DLJ Facility").

    Under the BofA Facility, the Company, through ARFC, sells loans to another wholly-owned special purpose subsidiary, Arcadia Receivables Conduit Corp. ("ARCC"), and ARCC purchases the loans from ARFC and agrees to transfer the loans back to ARFC on ARFC's demand (at the time, and for the purpose, of securitization). ARFC is also obligated to repurchase loans from ARCC on or before the date which is twelve months following their conveyance to ARCC and upon the occurrence of a default or certain other events. The BofA Facility provides for the purchase of loans for an aggregate purchase price outstanding at any time not to exceed $400.0 million. ARCC finances its purchase of loans from ARFC by issuing an asset-backed note (the "ARCC Note") to RCC. FSA provides credit enhancement with respect to the BofA Facility in the form of a financial guaranty insurance policy guaranteeing certain payments on the ARCC Note. The BofA Facility will continue until the earlier of December 2, 1999 or the occurrence of certain events, subject to early termination as described below. The purchase price payable to ARFC by ARCC is 98% of the principal balance of each loan except in the case of loans used to finance the purchase of vehicles previously repossessed by the Company, in which case the purchase price is 85% of the principal balance of the loan. At the time the Company accesses the public asset-backed securities market, ARFC repurchases the loans from ARCC, and ARCC repays the Note, using proceeds from the securitization. The loans and the collection account are pledged to secure payment of the ARCC Note. Any excess in the collection account over certain amounts required to be retained in the account is released to a spread account. The spread account is cross-collateralized with the spread accounts established in connection with the Company's securitization trusts. If no default exists with respect to the BofA Facility, all amounts deposited into the spread account in excess of 1% of the outstanding balance of loans in the BofA Facility are released to ARFC. In the event that ARFC or ARCC, respectively, defaults under any payment obligation under the BofA Facility, ARFC and ARCC are prohibited from paying dividends or making other distributions to the Company.

    RCC's purchase of the ARCC Note and concurrent issuance of commercial paper is supported by a liquidity facility provided by financial institutions (the "BofA liquidity banks"). This liquidity facility is a revolving obligation that must be renewed annually. Failure by the BofA liquidity banks to renew this liquidity facility would lead to an early termination of the BofA Facility. The BofA Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect RCC, FSA and the BofA liquidity banks from various risks relating to the pool of automobile loans supporting the BofA Facility.

    The Company pays usage and non-usage fees to FSA and Bank of America, in connection with the BofA Facility. The ARCC Note bears an interest rate equal to the rate at which funds are obtained by RCC from time to time in the commercial paper market plus a margin. In the event the ARCC Note is funded by the BofA liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Under the Morgan Guaranty Trust Facility, the Company, through ARFC II, may from time to time warehouse automobile loans by selling them to an owner trust (the "Owner Trust"). The Company may obtain up to 100% of the principal balance of the receivables sold to the Owner Trust, but must deposit 6% of such principal balance (subject to increase to 7% from retained excess spread, and further increases upon the occurrence of certain events) into a spread account. The Owner Trust simultaneously issues a Variable Funding Note ("VFN") to a commercial paper conduit, representing 88% of the outstanding principal balance of the receivables, and issues certificates (the "Certificates") to the Company and an institutional investor, representing 12% of the outstanding principal balance of the receivables. If this facility were drawn on, the Company would be required to purchase approximately 52% of the Certificates, but it would be free to resell such certificates if it could obtain a price satisfactory to the Company. The purchase of the VFN will be funded through the issuance of commercial paper by the commercial paper conduit. The Morgan Guaranty Trust Facility will continue until the earlier of July 30, 1998 or the occurrence of certain events. At the time the Company accesses the public asset-backed securitization market, the Company's securitization subsidiary (currently ARFC) purchases the loans using the proceeds from the securitization and the VFN and the Certificates are redeemed by the Owner Trust. The Company may use the Morgan Guaranty Trust Facility as a source of permanent funding for a designated pool of automobile loans, but the pricing on the facility would be increased under those circumstances.

    The commercial paper conduit's purchase of the VFNs and concurrent issuance of commercial paper is supported by a liquidity facility provided by financial institutions (the "conduit liquidity banks"). The liquidity facility is a revolving obligation that must be renewed annually. In addition to credit enhancement through the subordination of the Certificates, the spread account and the liquidity facility, the Morgan Guaranty Trust Facility includes eligibility criteria for loans warehoused, normal and customary representations and warranties, covenants, and portfolio triggers designed to protect the commercial paper conduit, the liquidity providers, and the private investors purchasing the Certificates from various risks relating to the automobile loans supporting the warehouse facility. In addition, the Morgan Guaranty Trust Facility contains a capital base covenant with respect to the Company, and a purchase termination event based on a change in control of the Company.

    The Company pays a commitment fee on the daily unused portion of the Morgan Guaranty Trust Facility. The VFNs bear an interest rate equal to the rate at which funds are obtained by the commercial paper conduit, from time to time in the commercial paper market plus a margin. The Certificates require a higher market rate. In the event the VFN is purchased by the conduit liquidity banks, the rate of interest will be the applicable adjusted Eurodollar rate or base rate (as defined) plus a margin, if applicable.

    Under the DLJ Facility, the Company, through ARFC III, may from time to time warehouse automobile loans by borrowing up to 95% of the principal balance of Premier loans, up to 93% of the principal balance of Classic loans except in the case of loans used to finance the purchase of vehicles previously repossessed by the Company, and up to 85% of the principal balance of Classic loans used to finance the purchase of vehicles previously repossessed by the Company. The Company must deposit 1% of the amount of each borrowing (subject to increase to 2% from retained excess spread) into a reserve account. The loans, the reserve account and the collection account are pledged to secure the loans made under the DLJ Facility. DLJ Mortgage Capital, Inc. (or an affiliate to which it assigns its obligations) is the lender under the DLJ Facility, although funding is expected to be obtained from one or more unaffiliated parties. The DLJ Facility will continue until earlier of October 20, 1999 or the occurrence of certain events. At the time the Company accesses the public asset-backed securities market, the Company's securitization subsidiary (currently ARFC) purchases the loans from ARFC III using the proceeds from the securitization and the loans under the DLJ Facility are repaid.

    In addition to the discounted advance rate for loans under the DLJ Facility and the reserve account, the DLJ Facility also includes eligibility criteria loans warehoused, normal and customary representations and warranties, covenants, portfolio triggers and other facility termination events to protect the lender and its funding sources from various risks relating to the automobile loans securing the DLJ Facility. In addition, the DLJ Facility contains facility termination events based on the net worth of the Company and any change in control of the Company.

    The Company pays a commitment fee on the daily unused portion of the DLJ Facility. The loans made under the DLJ Facility bear interest at the London Interbank Offered Rate plus a margin.

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

    In its securitizations, the Company (through its special purpose subsidiary, ARFC) transfers automobile loans to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors. Each month, collections of principal and interest on the automobile loans are used by the trustee to pay the holders of the related asset-backed securities, to fund spread accounts as a source of cash to cover shortfalls in collections, if any, and to pay expenses. The Company continues to act as the servicer of the automobile loans held by the trust in return for a monthly fee.

    To improve the level of profitability from the sale of securitized loans, the Company uses credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for the Company's securitizations has generally taken the form of subordinated tranches of asset-backed securities, initial deposits and financial guaranty insurance policies issued by FSA. FSA insures payments of principal and interest due on the asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc. The Company has limited reimbursement obligations to FSA related only to violations of representations and warranties and not credit performance. However, spread accounts established in connection with the securitizations provide a source of cash to cover shortfalls in collections (as described below) and to reimburse FSA for claims made under the policies issued with respect to the Company's securitizations.

    The Company's agreements with FSA provide that the Company must maintain specified levels of excess cash in a spread account for each insured securitization trust during the life of the trust. The spread account for any securitization trust is generally funded with the interest collected on the loans that exceeds the sum of the interest payable to holders of asset-backed securities and certain other amounts. In certain securitization trusts, the spread account is also funded in part through an initial deposit by the Company. Funds may be withdrawn from the spread account to cover any shortfalls in amounts payable on insured asset-backed securities issued by the related trust or to reimburse FSA for draws or advances under its financial guaranty insurance policy. In addition, under cross-collateralization arrangements with FSA, the funds on deposit in the spread account for any one securitization may be used to cover shortfalls in amounts payable or to reimburse FSA in connection with other FSA-insured securitizations. ARFC is entitled to receive excess cash monthly from securitization trusts to the extent that, after payments to holders of asset-backed securities, the amounts deposited in spread accounts exceed predetermined required minimum levels. The spread accounts cannot be accessed by the Company or ARFC without the consent of FSA until such levels have been reached.

    Each month, excess cash from each securitization trust is used to fund the Company's spread account obligations related to that securitization trust and to replenish any spread account deficiencies under other securitization trusts before distribution of any remaining excess cash flow from that securitization to ARFC. The spread account for each securitization is cross-collateralized to the spread accounts established in connection with the Company's other securitization trusts and the BofA Facility such that excess cash flow from a performing securitization trust may be used to support negative cash flow from, or to replenish a deficient spread account in connection with, a nonperforming securitization trust, thereby further restricting excess cash flow available to ARFC. If excess cash flow from all insured securitization trusts in any month is not sufficient to fund current spread account obligations or replenish any prior deficiencies in all such spread accounts, no cash flow would be available to ARFC for that month. Otherwise, excess cash flow from the securitization trusts is distributed to ARFC and is available for dividends to the Company by ARFC.

    Each insured securitization trust has certain portfolio performance tests relating to the following: (i) the average delinquency ratio; (ii) the cumulative default rate; and (iii) the cumulative net loss rate. In each case, these portfolio performance tests will be triggered if the above ratios equal or exceed an agreed-upon percentage of the principal balance of loans included in the securitization trust related to such series for a given time period. For the cumulative default rate and the cumulative net loss rate, the ratios applicable to the securitization trusts reflect the relationship between loan delinquencies and repossession rates at various stages of a loan repayment term, including the fact that the probability of a loan becoming delinquent or going into default is highest during the six- to fourteen-month period from the date of origination of the loan. If any of these levels are exceeded, the amount required to be retained in the related spread account, and not passed through to ARFC, may be increased. FSA and the Company have an arrangement under which, if any insured securitization trusts exceeds the specified portfolio performance tests, ARFC may, in lieu of retaining the excess cash from that securitization trust in the related spread account, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. More adverse portfolio performance with respect to performance tests described above (if such performance is in excess of specified levels) would cause the requisite minimum spread account level to be further increased and all other spread accounts would deposit any excess cash flows sinto the affected spread account until the requisite minimum level is reached. In such event, ARFC (and thus the Company) might receive no excess cash from any FSA insured securitization trust during this period. In addition, certain adverse events with respect to the Company (including insolvency and default on certain long-term obligations) would cause the Company to be in default under its insurance agreement with FSA and distributions of cash flow to ARFC from the related securitization trust may be suspended until the asset-backed securities have been paid in full or redeemed. Such levels have periodically been exceeded and the Company has obtained waivers from FSA to permit distributions of cash from certain accounts to ARFC. There can be no assurance that such thresholds will not be exceeded in the future or that, if exceeded, waivers will be available from FSA permitting such payments to ARFC. In the event ARFC defaults under any payment obligation with respect to any loan securitization, ARFC would be prohibited from paying dividends or making other distributions to the Company. FSA also has a collateral security interest in the stock of ARFC. If FSA were to foreclose on such security interest following an event of default under an insurance agreement with respect to a securitization trust, FSA could preclude payment of dividends by ARFC to the Company, thereby eliminating the Company's right to receive distributions of excess cash flow from all the FSA-insured securitization trusts.

SERVICING

    Under the terms of its warehouse facilities and securitizations, the Company acts as servicer with respect to the automobile loans warehoused or securitized. The Company receives servicing fees for servicing securitized loans and loans held under certain warehouse facilities equal to one percent per annum of the outstanding principal balance of the loans securitized prior to September 1997 and a servicing fee of 1.25 percent per annum for loans subsequently securitized. The Company services the loans by collecting payments due from the obligors and remitting these payments to the trusts or warehouse facility in accordance with the terms of servicing agreements for pass through to holders of asset-backed securities and holders of warehouse debt. The Company maintains computerized records with respect to each loan to record all receipts and disbursements. The Company is permitted to perform servicing activities through subcontractors, but has not delegated servicing activities, except for the repossession of automobiles. Delegation of duties does not relieve the Company of its responsibility to the trusts with respect to those duties.

    The following table represents the amount of the Company's servicing portfolio and the percentage of the total servicing portfolio by state.

                                                         AT DECEMBER 31,
                          ------------------------------------------------------------------------------
(Dollars in thousands)              1997                       1996                       1995
                          ------------------------   ------------------------   ------------------------
Arizona.................  $    242,479       4.89%   $    201,965       5.33%   $    127,292       5.61%
California..............       331,495       6.69         226,381       5.97          99,278       4.38
Colorado................       175,782       3.55         156,637       4.13         132,570       5.85
Connecticut.............        69,001       1.39          50,090       1.32          29,769       1.31
Florida.................       308,510       6.22         213,209       5.62         146,629       6.47
Georgia.................       326,556       6.59         269,600       7.11         161,260       7.12
Illinois................        53,671       1.08          45,209       1.19          20,741       0.91
Kentucky................        70,199       1.42          38,585       1.02           7,287       0.32
Massachusetts...........       115,988       2.34         103,221       2.72          63,752       2.81
Minnesota...............       116,048       2.34         107,971       2.85         105,386       4.65
Missouri................       210,134       4.24         186,624       4.92         124,541       5.49
Nevada..................       122,131       2.46         102,734       2.71          52,683       2.32
New Mexico..............        75,333       1.52          65,641       1.73          27,760       1.22
New York................        99,755       2.01          44,806       1.18           1,970       0.09
North Carolina..........       172,221       3.47         101,957       2.69          34,035       1.50
Oklahoma................       228,576       4.61         173,531       4.58          88,334       3.90
Oregon..................       135,454       2.73         106,208       2.80          61,971       2.73
South Carolina..........       181,268       3.66         118,738       3.13          54,282       2.39
Tennessee...............       254,189       5.13         160,930       4.24          81,380       3.59
Texas...................       960,842      19.40         826,749      21.80         564,606      24.91
Washington..............       168,240       3.39         163,707       4.32         128,859       5.68
Wisconsin...............        69,013       1.39          57,035       1.50          26,497       1.17
All Other States........       469,205       9.48         270,329       7.14         126,225       5.58
                          ------------   ---------   ------------   ---------   ------------   ---------
    Total...............  $  4,956,090     100.00%   $  3,791,857     100.00%   $  2,267,107     100.00%
                          ------------   ---------   ------------   ---------   ------------   ---------
                          ------------   ---------   ------------   ---------   ------------   ---------

    DELINQUENCY, COLLECTION AND REPOSSESSION ACTIVITIES. As servicer, the Company is responsible for monitoring collections, collecting delinquent accounts and, when necessary, repossessing and selling automobiles. Delinquency rates for all loans purchased by each loan buyer are monitored, and loan buyers are incented to maintain loan quality. In response to the rapid growth of its servicing portfolio, continued expansion of its Classic program (which generally requires greater collection efforts than its Premier program), and increases in delinquencies and default rates on its servicing portfolio, the Company substantially increased its servicing and collection staff and, in October 1996, implemented a strategy to regionalize its collection activities into four locations: Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. At December 31, 1997, the Company employed over 800 service representatives and collection employees who are responsible for various aspects of the collection and repossession procedures, compared with 510 and 188 at December 31, 1996 and 1995, respectively. The Company also substantially expanded the capacity of its highly automated telephone dialing systems (the "autodialer") in connection with its establishment of its four regional collection centers and continues to utilize a computerized collection system to aid its servicing and collection employees. The Company regularly evaluates its staffing needs based on anticipated growth in its servicing portfolio and estimated delinquency and repossession rates. During 1997, low unemployment driven by economic growth and the continued expansion of the consumer credit markets contributed to an increase in employee turnover rate relative to historical levels, especially among the Company's collection personnel.

    The Company generally utilizes the autodialer in its initial contact with delinquent obligors. Based on parameters established by the Company for each of its loan programs, the autodialer will phone the obligor within five to ten days after a past due date. Once the call is answered, the autodialer will immediately transfer the call to an available customer service representative located in one of the Company's four regional collection centers and will automatically display the obligor's loan information on the representative's computer screen. The autodialer will continue to follow up with obligors at various times throughout the first 30 days after a past due date (typically every third day) if previous efforts do not result in the account deficiency being cured. In addition to telephone inquiries, the Company's computerized collection system generates past due notices, which are typically mailed to the obligor at various intervals during the first 30 days after a past due date. The first such correspondence is generally sent approximately 13 days after a past due date.

    If the collection effort during the first 20 days after a past due date does not result in a satisfactory resolution of the delinquent account, then the account is forwarded to collection specialists. These collection specialists will typically send a final demand letter to the delinquent obligor allowing the obligor a specified number of days to bring the account current. During this period, the collection specialist generally will make a recommendation as to whether the automobile should be repossessed or other action, such as a contract extension, should be taken. The Company, like other consumer finance companies, grants extensions in the ordinary course of business, following a re-evaluation of the obligor's creditworthiness and approval by a collection department manager. The terms of the Company's securitization trusts and the Company's policies restrict the number of contract extensions that the Company may grant. When an extension is granted, the maturity of the loan is extended for one month and the interest for the delinquent period is added to the loan balance. Contract extensions are more frequently granted with respect to Classic and financed repossession loans than with respect to Premier loans, and are seasonally highest during the Christmas holiday period. Under special circumstances, the Company, like other consumer finance companies, may agree to other contract modifications, such as lengthening the term to maturity or adjusting interest rates, subject to limitations set forth in securitization trusts and agreements with FSA.

    The Company uses independent contractors to perform repossessions. Once an automobile is repossessed, a letter is sent giving the obligor a specified number of days to pay the entire loan balance in order to recover the automobile. At the expiration of this time period, the Company will prepare the automobile for sale and determine the method of sale. The Company has historically sold repossessed automobiles through retail consignment lots and wholesale auto auctions. Under the retail method, the Company retains control of repossessed automobiles on behalf of the relevant securitization trust until they are resold through independent dealers. The Company has a remarketing department responsible for the management of its repossession inventory, which decides whether to sell each vehicle repossessed in the retail or wholesale market, manages reconditioning and repairs when necessary, tracks vehicles until sold and selects and monitors the retail consignment lots used by the Company. At December 31, 1997, the Company had arrangements with 60 consignment lots compared with 67 at December 31, 1996.

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

REGULATION

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. At December 31, 1997 the Company's business operations were conducted in 45 states, the laws and regulations of which govern the Company's operations conducted therein. The Company is required to be, and is, licensed as a sales finance company in 27 states. The Company is required to be, and is, licensed under the Ohio Mortgage Loan Act. To the extent the Company expands its operations into additional states, it will be required to comply with the laws of those states.

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

    SECURED PARTY RIGHTS AND OBLIGATIONS. In the event of default by an obligor, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"), except where specifically limited by other state laws. The remedies of a secured party under the UCC generally include the right of repossession by self-help means, unless such means would constitute a breach of the peace. In the event of default by the obligor, some jurisdictions require that the obligor be notified of the default and be given a period of time in which to cure the default prior to repossession. In addition, courts have applied general equitable principles to secured parties pursuing repossession or litigation involving deficiency balances. The obligor also has the right to redeem the collateral prior to actual sale.

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

    In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including Federal bankruptcy laws and related state laws, may interfere with or affect the ability of the Company to realize upon collateral or enforce a deficiency judgment. The repossession process and the costs thereof generally result in losses on the underlying automobile loans, and such losses generally reduce the amounts available for distribution from the spread accounts of related securitized loan pools.

EMPLOYEES

    The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal cross-over of duties. As of December 31, 1997, the Company had 1,598 employees. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

    Set forth below are the names, ages and positions of the executive officers of the Company.

             NAME               AGE                       POSITION
------------------------------  ---   -------------------------------------------------
Richard A. Greenawalt           54    Director, President and Chief Executive Officer

Scott H. Anderson               40    Director, Vice Chairman, Credit and Collections

James D. Atkinson III           49    Senior Vice President, Corporate Counsel and
                                        Secretary

Robert A. Barbee, Jr.           39    Executive Vice President, Loan Origination

Duane E. White                  42    Executive Vice President, Corporate Services

John A. Witham                  46    Executive Vice President, Chief Financial Officer

    RICHARD A. GREENAWALT was appointed a Director and elected President and Chief Executive Officer of the Company on January 27, 1997 and commenced employment with the Company on January 29, 1997. Prior to joining the Company Mr. Greenawalt served as President, Chief Operating Officer, and a Director of Advanta from November 1987. Prior to joining Advanta, Mr. Greenawalt served as President of Transamerica Financial Corp. from May 1986. From 1971 to 1986, Mr. Greenawalt held senior positions with Citicorp, including Chairman and Chief Executive Officer of Citicorp Person-to-Person and President and Chief Executive Officer of Citicorp Retail Services.

    SCOTT H. ANDERSON was appointed Vice Chairman in December 1995. Mr. Anderson had previously functioned as Executive Vice President and has been the Company's Credit and Collections Officer since April 1991. From 1987 until joining the Company, Mr. Anderson served as Vice President, Division Manager of Loan Administration for Marquette Bank Minneapolis, N.A. Prior thereto Mr. Anderson served as a Regional Vice President for First Bank System, Inc. Mr. Anderson has held both direct lending positions and lending supervision positions for over 15 years.

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

    ROBERT A. BARBEE, JR. was appointed Senior Vice President, Sales and Marketing in September 1994. In December 1995, Mr. Barbee was appointed Executive Vice President, Loan Origination. From June 1983 to September 1994, Mr. Barbee was employed as a Regional Vice President for Pat Ryan & Associates, a provider of specialty insurance products.

    DUANE E. WHITE was appointed Executive Vice President, Corporate Services, in May 1997, with management responsibility for the Information Services, Human Resources, Legal, Credit Examination and Loan Servicing functions. From 1993 to 1996 Mr. White served as President at FBS Mortgage Inc., and from 1991-1993 he served as Senior Vice President of Acquisitions Integration at First Bank System, Inc. From 1988 to 1991 Mr. White served as Senior Vice President of Sales, Marketing, and Customer Service at Apertus Technologies Incorporated; from 1984 to 1988 as a Senior Vice President of Marketing and Product Development at First Bank System, Inc., and from 1981 to 1984 as Engagement Manager at McKinsey and Company.

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

ITEM 2. PROPERTIES

    The Company's executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435. These facilities consist of 52,000 square feet of leased space pursuant to a lease expiring in 2002. Additionally, the Company leases a 21,000 square foot operations facility in a suburb of Minneapolis which is utilized for customer service and loan document processing. The Company also leases offices for its regional buying centers in Atlanta, Baltimore, Boston, Buffalo, Charlotte, Cincinnati, Dallas, Denver, Houston, Minneapolis, Nashville, Orlando, Phoenix, Sacramento, San Antonio, San Diego, Seattle and St. Louis. The size of these offices range from 5,000 square feet to 13,000 square feet. Regional buying center leases are generally for a term of five to seven years. Furthermore, the Company leases offices for a national service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. These centers range in size from 15,000 to 22,000 square feet and have lease terms ranging from 5 to

10 years. See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's rental obligations under these leases.

ITEM 3. LEGAL PROCEEDINGS

    On March 4, 1997 a shareholder commenced an action against the Company and certain named directors and officers of the Company entitled Taran v. Olympic Financial Ltd. et al. in the United States District Court for the District of Minnesota. Four similar lawsuits, three of them in the United States District Court for the District of Minnesota (Frank Dibella, on behalf of himself and all others similarly situated vs. Olympic Financial Ltd. et al., Michael Diemer vs. Olympic Financial Ltd. et al. and Howard Pisnoy vs. Olympic Financial Ltd. et al.) and one in the United States District Court for the Eastern District of New York (North River Trading, LLC, and Allan Farkas, and All Others Similarly Situated vs. Olympic Financial Ltd. et al.) were filed after that time. These suits have been consolidated in one suit, In re Olympic Financial Ltd. Securities Litigation, in the United States District Court for the District of Minnesota. Plaintiffs in the consolidated action allege that during the period from July 20, 1995 through March 3, 1997 the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificially inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. The consolidated action is in the preliminary stages and the parties have not begun discovery. The Company has reviewed the complaint in the consolidated action and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    Another case which was filed November 8, 1996, Powell et al. v. Arcadia Financial Ltd. et al., involves a complaint by 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case allege that Arcadia is either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company is seeking to resolve the matter through the mediation process. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

    The nature of the Company's business is such that it is routinely a party or subject to other items of pending or threatened litigation, including litigation involving actions against borrowers to collect amounts on loans or to repossess vehicles and litigation challenging the terms of loans purchased by the Company. Although the ultimate outcome of certain of these matters cannot be predicted, management of the Company believes, based upon information currently available and the advice of counsel, that the resolution of those various matters currently pending will not result in any material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AAC." The following table provides quarterly high and low sales prices for the Company's Common Stock for the two years ended December 31, 1997. The Company's Common Stock began trading on the New York Stock Exchange on March 27, 1996. The Company's Common Stock had been traded on the Nasdaq National Market since January 30, 1992.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1996
    First quarter.......................................................  $   19.63  $   12.50
    Second quarter......................................................      26.25      18.25
    Third quarter.......................................................      26.63      15.38
    Fourth quarter......................................................      25.00      13.13

1997
    First quarter.......................................................      19.38       8.88
    Second quarter......................................................      11.38       6.75
    Third quarter.......................................................      11.88       8.50
    Fourth quarter......................................................      12.44       6.25

    The Company has not paid dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings to provide for the Company's growth. Consequently, no cash dividends are expected to be paid on the Company's Common Stock in the foreseeable future. In addition, the terms of the Company's 11.5% Senior Notes due 2007 restrict the making of certain payments with respect to the Common Stock, including cash dividends on the Common Stock, unless certain financial tests are met. Under the most restrictive of these covenants, approximately $4.4 million was available for cash dividends on the Common Stock as of December 31, 1997. Additional indebtedness incurred by the Company in the future may include similar restrictions.

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock on November 22, 1996 to shareholders of record as of such date. In January 1998, the Company amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. All shares of Common Stock issued thereafter will be issued together with one Right per share.

    At January 30, 1998, the Company had 1,346 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data and other operating information of the Company. The following selected consolidated information, for each of the five years in the period ended December 31, 1997, is derived from the consolidated financial statements of the Company. The selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
(Dollars in thousands except per share amounts)          1997         1996         1995         1994         1993
                                                      -----------  -----------  -----------  -----------  -----------
STATEMENT OF INCOME DATA (1):
  Net interest margin...............................  $    64,499  $    54,083  $    27,194  $     9,820  $     2,377
  Gain on sale of loans (2).........................        2,818      115,773       62,182       13,579        7,650
  Servicing fee income..............................       67,794       43,514       19,152        4,560        1,831
  Other non-interest income.........................          302          125          204          829           26
                                                      -----------  -----------  -----------  -----------  -----------
      Total revenues................................      135,413      213,495      108,732       28,788       11,884
  Operating expenses................................      162,017       92,298       42,727       17,342        8,691
  Long term debt and other interest expense.........       41,216       25,193       17,170        5,416        1,798
                                                      -----------  -----------  -----------  -----------  -----------
      Total expenses................................      203,233      117,491       59,897       22,758       10,489
                                                      -----------  -----------  -----------  -----------  -----------
  Operating income (loss) before income taxes and
    extraordinary item..............................      (67,820)      96,004       48,835        6,030        1,395
  Income tax provision (benefit)....................      (25,841)      35,688       19,518        1,845           --
                                                      -----------  -----------  -----------  -----------  -----------
  Income (loss) before extraordinary items..........      (41,979)      60,316       29,317        4,185        1,395
  Extraordinary items, net of tax (3)...............      (15,828)          --       (3,856)          --           --
                                                      -----------  -----------  -----------  -----------  -----------
  Net income (loss).................................  $   (57,807) $    60,316  $    25,461  $     4,185  $     1,395
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

BASIC EARNINGS PER SHARE (4):
  Income (loss) per share before extraordinary
    items...........................................  $     (1.08) $      1.91  $      1.57  $      0.19  $      0.12
  Extraordinary items per share.....................        (0.41)          --        (0.22)          --           --
                                                      -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share.......................  $     (1.49) $      1.91  $      1.35  $      0.19  $      0.12
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

DILUTED EARNINGS PER SHARE (4):
  Income (loss) per share before extraordinary
    items...........................................  $     (1.08) $      1.65  $      1.11  $      0.19  $      0.12
  Extraordinary items per share.....................        (0.41)          --        (0.15)          --           --
                                                      -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share.......................  $     (1.49) $      1.65  $      0.96  $      0.19  $      0.12
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................   38,700,346   30,897,426   17,718,603    9,842,173    9,749,723
  Diluted...........................................   39,256,788   36,449,995   26,435,765   16,683,380   11,186,033

FINANCIAL RATIOS AND OTHER DATA: (5)
  Ratio of earnings to fixed charges................                     4.64x        3.75x        2.06x        1.72x
  Deficiency in earnings to fixed charges...........  $    67,820           --           --           --           --

SELECTED CASH FLOW DATA:
  Total cash used in operating activities...........  $  (130,165) $  (253,127) $  (135,659) $   (78,774) $   (51,056)
  Total cash used in investing activities...........       (7,310)      (6,600)      (2,588)        (917)        (455)
  Total cash provided by financing activities.......      138,692      274,444      122,970       93,572       31,040
                                                      -----------  -----------  -----------  -----------  -----------
  Net increase (decrease) in cash...................  $     1,217  $    14,717  $   (15,277) $    13,881  $   (20,471)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

                                                                          YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
(Dollars in thousands)                                   1997         1996         1995         1994         1993
                                                      -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents.........................  $    17,274  $    16,507  $     1,340  $    16,617  $     2,736
  Finance income receivable.........................      371,985      362,916      186,001       58,540       26,247
  Cash in restricted spread accounts................      250,297      142,977       63,580       21,408       15,109
  Total long-term debt..............................      421,780      206,418      161,929       46,804       33,506
  Total preferred shareholders' equity..............           --           --       25,379       27,279       27,289
  Total common shareholders' equity.................      347,942      393,093      155,434       33,583       31,410

OPERATING DATA:
  Automobile loan purchases.........................  $ 2,862,821  $ 2,750,553  $ 2,052,413  $   743,256  $   305,823
  Automobile loan securitizations...................    2,864,120    2,787,412    1,933,525      712,211      336,077
  Operating expenses as a percentage of average
    servicing portfolio.............................         3.63%        3.06%        2.78%        3.28%        4.39%

SERVICING DATA:
  Servicing portfolio (at period end)...............  $ 4,956,090  $ 3,791,857  $ 2,267,107  $   837,095  $   316,933
  Average servicing portfolio during the period.....    4,458,977    3,015,411    1,534,720      528,577      198,018
  Delinquencies of more than 30 days as a percentage
    of servicing portfolio (at period end)..........         3.63%        2.64%        1.33%        0.82%        0.96%
  Net losses as a percentage of average servicing
    portfolio during the period (6).................         3.48%        0.99%        0.67%        0.66%        0.52%

--------------------------
(1) In conjunction with the adoption of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997, the Company began recognizing collection fees and interest on collection accounts earned by the Company as servicer of the loans as a component of servicing fee income. Previously, collection fees and interest on collection accounts had been included as components of non-interest income and net interest margin, respectively. All years presented have been restated for this reclassification. This reclassification had no impact on total revenues or net income (loss).

(2) Included in gain on sale of loans during the year ended December 31, 1997, is a non-recurring pretax charge to gain on sale of loans of $98.0 million. The special charge was due primarily to (i) a change in estimated recovery rates on current repossessed inventory and anticipated future inventory arising from existing securitizations and (ii) a change in the Company's accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory. See "Management's Discussion and Analysis--Results of Operations-- SPECIAL CHARGES."

(3) Extraordinary items relate to prepayment fees and charge-off of capitalized debt financing costs in connection with early extinguishment of certain debt obligations.

(4) Earnings per share amounts for all years presented have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(5) For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as income before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt discount and the interest factor in rental expenses.

(6) A change in the Company's estimated recovery rate for repossessed inventory, as discussed in note (2) above, resulted in a write down of existing inventory and an increase in net losses during the year ended December 31, 1997. See "Management's Discussion and Analysis--Results of
    Operations--SPECIAL CHARGES."

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

    The Company purchases loans under a tiered pricing system, allowing it to price loans according to the borrower's credit characteristics. The Company prices its loan products in order to maximize gross interest rate spreads relative to expected net losses within each tier. Classic loans purchased in 1997 represented 55% of total purchasing volume compared with 36% during 1996 and 17% during 1995 and had APRs typically ranging from 16% to 22% while loans purchased under the Premier program had APRs typically ranging from 9% to 16%. The higher APRs of the Classic program are intended to compensate the Company for anticipated higher delinquency, default and loss rates associated with the Classic program, which the Company addresses through higher reserves for loan losses. At December 31, 1997, the Company maintained $235.6 million in loan loss reserves, or 4.75% of its servicing portfolio, compared to $95.0 million, or 2.51%, respectively, at December 31, 1996.

    The Company aggregates the automobile loans it purchases and sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its loans, the Company is able to fix the initial difference ("gross interest rate spread") between the APR on automobile loans purchased and the interest rate on the asset-backed securities sold ("securitization rate"). When the Company securitizes its automobile loans, it records a gain on sale and establishes an asset referred to as finance income receivable. Gain on sale is determined by the difference between the net proceeds received and the basis of the loans sold as defined by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") and is adjusted for any hedging gains and losses. Finance income receivable represents the Company's retained interest in the loans sold and is determined by allocating the carrying amount of loans sold based on the relative fair value of such loans and the estimated future cash flows expected to be received by the Company discounted at a market-based rate. The Company's estimate of future excess cash flows takes into consideration (i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities, (iii) amounts paid to dealers for dealer participations, (iv) various costs of the securitizations, and (v) the effect of estimated prepayments of loans, losses incurred in connection with defaults, and corresponding reductions in the weighted average APR of loans sold. Subsequent to securitization, the Company continues to service the securitized loans, for which it recognizes servicing fee income over the life of the securitization as earned.

    In addition to the present value of estimated future cash flows from securitizations, finance income receivable includes accrued interest receivable on automobile loans held for sale through the date of sale, which will be returned to the Company through the securitization trust, and the interest earned on previously discounted cash flows, calculated at the present value discount rate used in determining the initial estimate of future cash flows. As noted above, future servicing fee income is recognized as earned and is not included in finance income receivable. Finance income receivable is reduced based on distributions to the Company of excess cash flows from spread accounts. The Company uses a combination of its own historical experience, industry statistics and expectations of future performance to estimate the amount and timing of prepayments, losses upon defaults and corresponding changes in the weighted average APR. The Company regularly reviews the carrying amount of its finance income receivable to assess the impact of actual prepayment and loss experience compared with the Company's estimates. Any impairment of finance income receivable, deemed to be permanent, is reflected as a reduction of current period earnings. The Company recorded such an adjustment during 1997 (see "SPECIAL CHARGES").

RESULTS OF OPERATIONS

    SPECIAL CHARGES. Included in the Company's 1997 financial results are two special charges taken in March 1997. These charges include a non-cash after-tax charge of approximately $63.9 million, due primarily to a change in accounting estimate and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (see "EXTRAORDINARY ITEMS").

    Approximately $60.8 million of the $63.9 million after-tax charge is due to
(i) a change in estimated recovery rates on current repossessed inventory and anticipated future inventory arising from existing securitization transactions, and (ii) a change in the Company's accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory. The remaining $3.1 million after-tax charge relates to various litigation and severance charges (see "OPERATING EXPENSES").

    The recovery rate on repossessed inventory is measured by the liquidation amount realized on the repossessed vehicles as a percentage of the outstanding principal balance of the charged-off loans associated with the repossessed vehicles. The Company's change in estimated recovery rates was based, in part, on a decline in the weighted average recovery rate experienced by the Company during the first three months of 1997. During the first quarter of 1997, the weighted average recovery rate on repossessed vehicles declined to approximately 70% from approximately 83% for the year ended December 31, 1996. This reduction in recovery rates primarily reflected an increase in the Company's liquidation of repossessed inventory through wholesale auctions. The Company increased its use of wholesale auctions after a review by the Company's new chief executive officer and other members of management conducted in mid-March 1997 indicated that based on the number of retail dispositions during the first half of March 1997 the Company's retail distribution channels were not sufficient to liquidate vehicles at a pace satisfactory to management and would not, in the foreseeable future, be adequate to exceed the number of additional repossessions expected each month. In order to reduce the Company's repossessed inventory to a level more acceptable to management, the Company sold a significantly increased number of repossessed vehicles at wholesale auctions during the last half of March 1997. As a result, the Company sold approximately 35% of first quarter sales of repossessed vehicles through wholesale auctions, as compared with 30% during calendar year 1996. The Company's recovery rates were also affected during the first quarter of 1997 by lower pricing of repossessed vehicles sold through the Company's retail distribution channels in an attempt to accelerate the liquidation of repossessed vehicles while maintaining consistent credit quality.

    Estimated recovery rates are also determined by an analysis of anticipated recovery trends in future periods. Based on its evaluation of certain events occurring late in the first quarter of 1997, the Company believed that recovery rates were not likely to increase above the level experienced during the first quarter of 1997 and that certain events might cause a further decline in these rates in future periods. As explained above, the Company did not believe that it had sufficient capacity to sell an increasing number of repossessed vehicles through its existing network of retail consignment dealers. Accordingly, the Company expects to control the size of its repossessed inventory by continuing to increase the use of wholesale auctions to dispose of repossessed vehicles. In April 1997, the Company's new chief executive officer completed a review of the Company's retail disposition strategy. Consequently, based on the recommendation of the new chief executive officer, the Company adopted modifications to its retail disposition strategy that were intended to reduce liquidity requirements of this strategy and establish more efficient operating procedures. The Company's retail disposition strategy generally requires it to hold a repossessed vehicle in inventory for a longer period of time than would a wholesale disposition strategy, and as a consequence delays the receipt of excess cash flows from securitization trusts following default of a loan. In light of this, in April 1997 the Company established a policy that limits the length of time a repossessed vehicle may be held for resale through retail channels. The limitation on the length of time a repossessed vehicle is held for sale is intended to reduce delays in cash flow, but may reduce overall recovery rates due to an increased use of wholesale auctions. The Company intends to measure the effectiveness of the modified retail distribution strategy by the program's profitability as compared to a wholesale disposition strategy. Management of the retail disposition program will be accountable for optimizing the recovery rates on the repossessed inventory and achieving acceptable profitability levels. As a result, management expects that the managers responsible for the modified retail disposition program will increase the use of wholesale auctions to control inventory size and the costs associated with the operation of the program. The Company's retail disposition strategy, as modified, is relatively new and evolving, and therefore, the Company's management has concluded that recoveries under the program are uncertain and may be subject to further change.

    In addition, in early 1997 the Company anticipated a continued softening of the used car market and therefore lower retail and wholesale prices. Factors contributing to this market softening included the start-up of superstore competition and forecasted levels of used lease vehicles that will be available in the market. Further, the Company considered the risk of potentially higher interest rates, which have a direct impact on pricing of vehicles. The Company concluded that, for the reasons described above, future recovery rates (after giving effect to related costs) would be lower for the foreseeable future than those reflected in the Company's prior accounting estimates. In light of these items, the Company elected to record an after-tax charge of approximately $45.3 million in March 1997 which reflected an adjustment of current inventory and estimated reduction to future cash flows due to lower expected recovery rates on future repossessed inventory arising from existing securitization trusts.

    At the same time as the Company changed its estimated recovery rates, the Company also deemed it appropriate to review its accounting policy concerning the valuation of repossessed vehicles in light of the modifications to its retail disposition strategy and other factors. As a result of this review, the Company decided to change its accounting policy concerning the valuation of repossessed vehicles. This change in policy requires the Company to record all current and expected repossessed vehicles at recovery rates that reflect expected values to be achieved through wholesale auctions, regardless of the specific asset disposition strategy to be employed. To the extent actual results are more favorable than estimates, greater recoveries are reflected in current period earnings when the vehicles are liquidated. As a consequence of this policy change, the Company's results of operations will depend, in part, on sales prices for used vehicles in wholesale auctions.

    Declines in wholesale recovery rates may adversely affect the Company's results unless offset by higher retail recovery rates during the period. The Company believes that the revised accounting policy will better reflect its modified retail disposition strategy and accommodate a better understanding by users of the Company's financial statements. Moreover, the Company believes this change in accounting policy provides a financial presentation that is more comparable to that of other consumer finance companies and responds to recent events in the consumer finance industry which, the Company believes, provide further evidence that lower estimated recovery rates are appropriate. For these reasons, the Company believes the change in accounting policy adopted in April 1997 reflects a preferable application of generally accepted accounting principles. Because the change in policy is inseparable from the estimation process referred to above, it is appropriate to reflect the effect of the change in accounting policy of approximately $15.5 million after-tax as a reduction to current period earnings.

    NET INTEREST MARGIN. The Company's net interest margin represents the sum of (i) net interest on loans held for sale based on the net interest rate spread, (ii) investment earnings on short-term investments and other cash accounts and (iii) the recognition of the interest component of previously discounted cash flows, calculated at the present value discount rate used in the calculation of gain on sale. The components of net interest margin for each of the three years in the period ended December 31, 1997 were:

(Dollars in thousands)                                           1997       1996       1995
                                                               ---------  ---------  ---------
Interest income on loans, net................................  $  33,383  $  29,614  $  16,038
Interest income on short-term investments and other cash
  accounts...................................................     11,047      6,353      3,945
Recognition of present value discount........................     23,037     18,890      7,368
Provision for credit losses on loans held for sale...........     (2,968)      (774)      (156)
                                                               ---------  ---------  ---------
    Net interest margin......................................  $  64,499  $  54,083  $  27,195
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The rise in net interest margin is primarily due to (i) growth in the average balances of loans held for sale pending securitization, (ii) wider net interest rate spreads earned on loans held for sale and (iii) interest earned on securitization related cash accounts, partially offset by an increase in the provision for credit losses on loans held for sale. The reduction in the rate of increase of net interest margin during 1997 compared to 1996 reflects the slow down in the growth of loan purchases partially offset by a rise in net interest rate spreads.

    The Company's loan purchasing and securitization volume for each of the three years ended December 31, 1997 is set forth in the table below.

(Dollars in thousands)                                    1997          1996          1995
                                                      ------------  ------------  ------------
Premier.............................................  $  1,302,380  $  1,768,933  $  1,699,874
Classic.............................................     1,560,441       981,620       352,539
                                                      ------------  ------------  ------------
    Total automobile loan purchases.................  $  2,862,821  $  2,750,553  $  2,052,413
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Automobile loans securitized........................  $  2,864,120  $  2,787,412  $  1,933,525

    In 1995, the Company initiated a program to increase the proportion of Classic loans in its loan purchase mix in order to maximize gross interest rate spreads relative to expected net losses within each credit tier, to expand its share of the automobile loan market and to reduce initial cash requirements relative to those required by the Premier program because the Company offers lower dealer participations on Classic loans. As a result, approximately 55% of the Company's aggregate loan purchases were being made under the Classic program during 1997, compared with 36% in 1996 and 17% in 1995. The Company may change its loan purchase mix at any time and from time to time.

    The rise in loan purchasing volume resulted in an increase in the average monthly balance of loans held for sale to $245.0 million during 1997, up from $219.5 million and $162.7 million during 1996 and 1995, respectively, on which the Company earns net interest rate spread until such loans are securitized. The weighted average net interest rate spread earned during 1997 rose to 10.24% compared with 8.67% and 6.71% during 1996 and 1995, respectively. The rise in net interest spread earned on loans held for sale is principally due to higher average annual percentage rates ("APR") paid by obligors primarily resulting from expansion of the Company's higher rate Classic loan program.

    Interest income on short-term investments increased 74% between 1996 and 1997 and 61% between 1995 and 1996. This increase is primarily due to growth in the aggregate balance of securitization-related cash accounts associated with the continued expansion of the securitization program. Income from the recognition of present value discount grew due to the increased volume of securitizations.

    GAIN ON SALE OF LOANS. During 1997, the Company recognized a non-recurring pre-tax charge to gain on sale of loans of $98.0 million (see "SPECIAL CHARGES"). Excluding this non-recurring charge, the Company realized a gain on sale of loans of approximately $100.8 million, compared with $115.8 million and $62.2 million during 1996 and 1995, respectively. The reduction in gain on sale of loans during 1997, before the non-recurring charge, is primarily due to increases in the loss rate, servicing fee and discount factor assumptions utilized in the Company's computation of estimated future cash flows (see "SPECIAL CHARGES"). This impact was partially mitigated by a 3% increase in loan securitization volume and a 133 basis point widening of the gross interest rate spread earned on loans securitized (see table below). The increase in gain on sale of loans in 1996 over 1995 resulted primarily from the growth in the volume of loans securitized, increased gross interest rate spreads, and a decline in the participation rate paid to dealers for loan originations, partially offset by an increase in the reserve for loan losses established in connection with an increased volume of Classic loans.

    The following table summarizes the Company's gross interest rate spreads for each of the three years in the period ended December 31, 1997.

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Weighted average APR of loans securitized.........................      16.00%     14.56%     14.22%
Weighted average securitization rate..............................       6.42       6.31       6.38
                                                                    ---------  ---------  ---------
    Gross interest rate spread (1)................................       9.58%      8.25%      7.84%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

------------------------

(1) Before gains/losses on hedge transactions.

    The rise in the gross interest rate spread during 1996 and 1997 is primarily due to an increased proportion of higher-yielding Classic loans, resulting in an increased APR earned on loans purchased and subsequently securitized.

    Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to the gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, and a reduction of the maximum participation rate allowable under the Premier program, participations paid as a percentage of the principal balance of loan purchases declined to 3.13% during 1997 from 3.45% and 4.21% during 1996 and 1995, respectively.

    Gain on sale of loans has been adjusted for $8.7 million, $0.3 million and $11.7 million of net realized losses on hedging transactions during 1997, 1996 and 1995, respectively (see "HEDGING AND PRE-FUNDING STRATEGY").

    SERVICING FEE INCOME. The components of servicing fee income for each of the three years in the period ended December 31, 1997 were:

(Dollars in thousands)                                           1997       1996       1995
                                                               ---------  ---------  ---------
Contractual servicing fee income.............................  $  46,022  $  28,284  $  13,987
Other servicing income.......................................     21,772     15,230      5,165
                                                               ---------  ---------  ---------
Servicing Fee Income.........................................  $  67,794  $  43,514  $  19,152
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company earns contractual servicing fee income for servicing loans sold to investors through securitizations. The servicing fee is 1% per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25% per annum on loans included in and subsequent to the third quarter 1997 securitization. The growth in contractual servicing fee income is primarily related to an increase in the average servicing portfolio outstanding.

    Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates and growth in the Company's servicing portfolio (see

"Delinquency, Loan Loss and Repossession Experience") and increased collection account interest attributable to the growth in the average servicing portfolio outstanding and related obligor repayments.

    The following table reflects the growth in the Company's servicing portfolio from 1995 to 1997.

                                                                                      AT DECEMBER 31,
                                                                          ----------------------------------------
(Dollars in thousands, except as noted)                                       1997          1996          1995
                                                                          ------------  ------------  ------------
Principal balance of automobile loans held
  for sale..............................................................  $     47,815  $     35,365  $    113,840
Principal balance of loans serviced under securitizations...............     4,908,275     3,756,492     2,153,267
                                                                          ------------  ------------  ------------
Servicing portfolio.....................................................  $  4,956,090  $  3,791,857  $  2,267,107
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Average outstanding principal balance (actual dollars)..................  $     12,046  $     12,537  $     12,239
Number of loans serviced................................................       411,429       302,450       185,241

    The Company's servicing portfolio increased 31% from 1996 to 1997 and 67% between 1995 and 1996. This increase reflects loan purchases and subsequent securitizations of $2.9 billion and $2.8 billion during 1997 and 1996, respectively, partially offset by defaults and scheduled repayments. The decline in average outstanding principal balance of loans during 1997 reflects an increase in the proportion of used to new cars financed by the Company.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits increased to $61.8 million during 1997 from $40.8 million and $20.1 million during 1996 and 1995, respectively, representing an increase of 51% during 1997 and 103% during 1996. This increase is primarily due to growth in number of employees. The Company had 1,598 employees at December 31, 1997, compared with 1,230 and 650 at December 31, 1996 and 1995, respectively. Increased staffing has been necessary to accommodate the rise in loan purchasing volume and the subsequent servicing of such loans and reflects additional employees hired to staff four regional collection centers opened from October through December of 1996.

    GENERAL AND ADMINISTRATIVE AND OTHER OPERATING EXPENSES ("OTHER OPERATING EXPENSES"). Other operating expenses increased during 1997 to $100.3 million, up from $51.5 million in 1996 and $22.6 million in 1995. Other operating expenses include occupancy and equipment leasing charges, depreciation, outside professional fees, communication costs, servicing and collection expenses, marketing expenses, recruiting and staffing fees, travel, office supplies and other. The increase in other operating costs during 1997 is primarily a result of the higher percentage of Classic program loans in the portfolio which generally require greater collection efforts and related costs (including increased telephone, fax, postage and repossession expenses) than Premier program loans. In addition, an overall increase in delinquency rates during 1997 further contributed to an increase in loan and collection expenses. The Company has also experienced an increase in operating lease expense during 1997 attributable to a shift from the utilization of capital leases to operating leases. Also included in the operating costs during 1997 is a one-time pre-tax charge of approximately $5.0 million primarily related to legal costs associated with defending litigation against the Company as well as costs associated with resolving legal issues involving alleged improper practices at certain of the Company's initial consignment dealers. The Company has since terminated its business relationship with such dealers. Also included in the special charge were severance expenses for certain former executives of the Company. The increase in other operating expenses during 1996 was driven by the growth in loan purchasing volume and the Company's servicing portfolio, as well as an increase in occupancy and equipment charges related to the expansion of the regional collection and buying centers during 1995 and 1996. As a result of the items noted above, total operating expenses, including salaries and benefits, rose to 3.63% of average servicing portfolio during 1997 compared with 3.06% and 2.78% in 1996 and 1995, respectively.

    IMPACT OF YEAR 2000. The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer systems to recognize the date change from December 31,

1999 to January 1, 2000 and, like other companies, is assessing, enhancing and updating its computer applications and business processes to provide for their continued functionality after said date. In connection with its initiative to replace and enhance key operating systems, the Company has engaged outside consultants to assist in the design and implementation of various systems that will be Year 2000 compliant. The Company anticipates that the testing and implementation of such systems will be completed by mid-1999, which is prior to any anticipated impact on its operating systems. The Company believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

    The costs associated with the Year 2000 project will be primarily for the purchase of the new software being developed to replace and enhance the Company's current operating systems. Consistent with its capitalization policy, the costs of the Company's new operating software will be capitalized and amortized over its expected useful life. As such, the Company believes that the impact of the Year 2000 issue will not have a material effect on the results of operations.

    LONG TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense rose 63.6% during 1997 and 46.7% in 1996. The increase in 1997 is primarily due to the issuance of $375.0 million of 11.5% Senior Notes during 1997, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Term Notes. The increase in 1996 was primarily due to the issuance of $30.0 million of 10.125% Subordinated Notes in March 1996 and $145.0 million of 13% Senior Term Notes in April 1995 (subsequently extinguished in 1997).

    INCOME TAX EXPENSE. Due to the difference in the basis of the finance income receivable for financial reporting purposes and income tax purposes, the Company continues to have available $161.8 million of tax net operating loss carryforwards, a portion of which may be available to offset against income taxes in 1998 and future years, subject to applicable limitations. The $35.5 million income tax benefit during 1997 (including the tax effect of an extraordinary item) primarily reflects the Company's estimated reduction to its deferred tax liability as of December 31, 1997 resulting primarily from a special charge during the first quarter of 1997.

    EXTRAORDINARY ITEMS. In March 1997, the Company issued $300.0 million 11.5% Senior Notes and utilized approximately $173.5 million of the proceeds to repurchase and covenant defease the Company's $145.0 million 13% Senior Term Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and additional professional fees incurred to retire such debt have been treated as an extraordinary item, net of tax.

    In February 1995, the Company entered into a temporary financing facility (the "Facility") under which it borrowed $55.0 million through the issuance of senior notes during February and April of 1995, and utilized the proceeds to retire the Company's then outstanding $30.0 million of 11.75% Senior Secured Notes. In April 1995, the Company issued Common Stock and $145.0 million of 13% Senior Term Notes and applied the proceeds to retire the notes issued under the facility and the Company's then outstanding 9.875% Senior Subordinated Notes. The prepayment fees for the early extinguishment of debt and the charge-off of capitalized debt financing costs associated with such debt were accounted for as extraordinary items, net of tax.

    PREFERRED DIVIDENDS. The Company paid dividends on its preferred stock outstanding of $1.2 million and $2.2 million for 1996 and 1995, respectively. The decrease in dividends paid from 1995 to 1996 is due to the conversion of preferred shares into common stock of the Company. As of December 31, 1996, all preferred shares had been redeemed or converted.

FINANCIAL CONDITION

    DUE FROM SECURITIZATION TRUST. At December 31, 1997 and December 31, 1996, the Company had delivered $107.2 million and $177.1 million, respectively, of loans into a securitization trust for which the Company received cash from the trust concurrent with the legal closing of the transaction in January 1998 and January 1997, respectively. The decrease in due from securitization trust is due to a reduction in the purchasing volume of loans during the fourth quarter of 1997 compared to the fourth quarter of 1996.

    AUTOMOBILE LOANS HELD FOR SALE. The Company holds automobile loans for sale in its portfolio prior to securitization. The Company's portfolio of loans held for sale increased to $49.1 million at December 31, 1997 from $36.3 million at December 31, 1996, primarily due to the timing in delivery of loans associated with the Company's securitizations.

    FINANCE INCOME RECEIVABLE. Finance income receivable increased to $372.0 million at December 31, 1997 from $362.9 million at December 31, 1996. The increase represents amounts capitalized upon completion of securitization transactions during 1997 related to the present value of estimated cash flows. Finance Income Receivable at December 31, 1997 was also reduced by a non-recurring $98.0 million pre-tax charge recorded in March of 1997 (see "SPECIAL CHARGES"). Reserve for losses on securitized loans is included as a component of finance income receivable.

    RESTRICTED CASH IN SPREAD ACCOUNTS. Restricted cash in spread accounts increased to $250.3 million at December 31, 1997 from $143.0 million at December 31, 1996. This increase reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement and due to initial deposits related to certain securitizations, partially offset by the release of excess cash flows to the Company through its wholly-owned subsidiary, Arcadia Receivables Finance Corp.

    FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment increased 27% to $17.4 million at December 31, 1997 from $13.6 million at December 31, 1996, primarily due to the Company's investment in new computer hardware and software technology, as well as office equipment for expansion of the regional collection and buying centers.

    SENIOR NOTES. Senior notes increased to $365.6 million at December 31, 1997 compared with $145.0 million at December 31, 1996. The increase reflects the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes in March 1997 and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Notes in March 1997. The Senior Notes issued in March included detachable warrants that when exercised entitle the holders to acquire an aggregate 2,052,000 shares of the Company's Common Stock. The value of the warrants, determined at the time of debt issuance, was treated as a discount on the Senior Notes issued and will be amortized to interest expense over the life of the Senior Notes.

    DEFERRED INCOME TAXES. Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes, principally net operating loss carryforwards for income tax purposes and the finance income receivable, respectively. The Company's estimated net deferred tax liability at December 31, 1997, was $18.9 million, compared to $54.4 million at December 31, 1996. This decrease reflects the recognition of a tax benefit from the two special charges taken in March 1997 (see "SPECIAL CHARGES").

    OTHER LIABILITIES. Accounts payable and accrued liabilities increased to $26.3 million at December 31, 1997 compared to $13.2 million at December 31, 1996. This 99% increase is primarily due to interest accruals associated with the increase in the outstanding principal amount of senior notes (see "SENIOR TERM NOTES").

DELINQUENCY, LOAN LOSS AND REPOSSESSION EXPERIENCE

    The Company's operating performance, financial condition and liquidity are materially affected by the performance of the automobile loans purchased, securitized and serviced by the Company. In connection with the servicing of automobile loans, the Company is responsible for managing delinquent loans, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for credit losses inherent in sold loans and includes such allowance as a component of the fair value of finance income receivable utilized to allocate the carrying amount of loans sold in determining gain on sale. Management believes that the Company's allowance for estimated credit losses adequately provides for potential future losses on securitized loans.

    The following tables describe the delinquency, credit loss and repossession experience, respectively, of the Company's servicing portfolio for the three years in the period ended December 31, 1997. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to that set forth below.

                                                         AT DECEMBER 31,
                              ----------------------------------------------------------------------
DELINQUENCY EXPERIENCE (1):            1997                    1996                    1995
                              ----------------------  ----------------------  ----------------------
                               NUMBER OF               NUMBER OF               NUMBER OF
                                 LOANS     BALANCES      LOANS     BALANCES      LOANS     BALANCES
                              -----------  ---------  -----------  ---------  -----------  ---------
(Dollars in thousands)
Servicing portfolio at end
  of period.................     411,429   $4,956,090    302,450   $3,791,857    185,241   $2,267,107
Delinquencies:
  31-60 days................       8,297   $ 100,161       3,884   $  47,225       1,536      17,667
  61-90 days................       3,635      45,485       1,255      15,877         520       5,694
  91 days or more...........       3,019      34,047       2,911      37,019         614       6,881
                              -----------  ---------  -----------  ---------  -----------  ---------
Total loans delinquent
  31 or more days...........      14,951   $ 179,693       8,050   $ 100,121       2,670   $  30,242
Delinquencies as a
  percentage of number of
  loans and amount
  outstanding at end of
  period (2)................        3.63%       3.63%       2.66%       2.64%       1.44%       1.33%
Amount in repossession
  (3).......................       6,083   $  55,300       4,651   $  64,929       1,489   $  17,676
                              -----------  ---------  -----------  ---------  -----------  ---------
Total delinquencies and
  amount in
  repossession (2)(3).......      21,034   $ 234,993      12,701   $ 165,050       4,159   $  47,918
                              -----------  ---------  -----------  ---------  -----------  ---------
                              -----------  ---------  -----------  ---------  -----------  ---------

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been charged-off but not yet liquidated.

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                      1997           1996           1995
                                                          ------------   ------------   ------------

(Dollars in thousands)
Average servicing portfolio outstanding during the
  period................................................  $  4,458,977   $  3,015,411   $  1,534,720
Average number of loans outstanding during the period...       362,626        242,419        128,783
Number of charge-offs...................................        24,616         14,403          5,020
Gross charge-offs (2)...................................  $    165,233   $     35,642   $     11,247
Recoveries (3)..........................................         9,855          5,653            911
                                                          ------------   ------------   ------------
Net losses..............................................  $    155,378   $     29,989   $     10,336
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Gross charge-offs as a percentage of average servicing
  portfolio.............................................          3.71%          1.18%          0.73%
Net losses as a percentage of average servicing
  portfolio.............................................          3.48%          0.99%          0.67%

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

    The increase in delinquencies, gross charge-offs and net losses during 1997 is primarily due to the continued seasoning of the Company's existing servicing portfolio to include a greater proportion of loans in the period of highest probability for delinquencies and defaults (generally six to 14 months from the date of origination), especially with respect to the Company's Premier loan portfolio. Much of the increase in performance statistics is due to performance of loans originated in 1995 and the first half of 1996 which represent approximately 30% of the servicing portfolio. As expected, performance statistics have also increased during 1997 as a result of a rise in the proportion of Classic loans in the Company's portfolio. At December 31, 1997, the portfolio consisted of approximately 43% Classic loans compared to 29% at the same time a year ago. Net losses during the year have been further affected by selling an increased proportion of repossessed vehicles through wholesale auctions. During 1997, the Company liquidated approximately 54% of all repossessed vehicles sold through wholesale auctions compared to 30% during 1996. Because recovery rates are generally lower on vehicles sold at auction compared to those liquidated through retail channels, the increased utilization of auctions has increased net losses experienced by the Company. Included in the 1997 gross charge-off and net loss statistics is a special charge of approximately $25 million resulting from a revision to the Company's inventory valuation policy (see "SPECIAL CHARGES").

    The increase in the rate of delinquencies, gross charge-offs, net losses and repossessions during 1996, experienced by both the Premier and Classic programs, was primarily due to (i) increased demands on the Company's servicing and collection resources as the result of rapid growth in its servicing portfolio and as a result of continued expansion of the Classic loan program (which generally requires greater collection efforts than the Premier program), (ii) the performance of the Company's discontinued Classic product for first time automobile buyers and the Company's financed repossession program, which experienced significantly higher delinquencies, repossessions and losses than the Company's other products and programs and (iii) the continued seasoning of the Company's servicing portfolio. The significant rise in repossession inventory levels during 1996 was the result of the growth in the Company's servicing portfolio and increased utilization of retail distribution channels to liquidate repossessed automobiles.

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossession inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, from excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources".

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASES AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds ranging from 93% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. The Company purchased $2.9 billion of loans in 1997, compared with $2.8 billion in 1996 and $2.1 billion in 1995. Amounts borrowed under warehouse facilities are repaid upon securitization of the loans. The Company regularly completes securitizations to optimize its use of available warehouse facilities and the Company's cash investment in loans held for sale.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. When loans are securitized, the related dealer participation is expensed and subsequently recovered over the estimated life of the underlying loans through the return to the Company of excess cash flow from securitization trusts. Aggregate participations paid by the Company to dealers in 1997 were $89.7 million, compared with $94.9 million in 1996 and $86.5 million in 1995. These participations typically require the Company to advance an up-front amount to dealers, which represented 3.13% of the principal balance of loans purchased during 1997 compared to 3.45% in 1996 and 4.21% in 1995. The decrease in dealer participations paid as a percentage of the principal balance of loans purchased reflects the growth in volume of loans purchased under the Classic program, which generally requires a lower participation payout rate and a reduction in the cap on participation rates paid on Premier loans. The Company has some limited ability to recover dealer participations from the dealers by offset against future participations in the event of prepayment or default on the related loan within a specified period of time. However, to the extent the loan does not prepay or default within that period of time, the Company expects to recover the cash used to pay dealer participations over the estimated life of the underlying loans through the return to the Company of excess cash flows from securitization spread accounts. This relationship between the up-front payment of cash to the dealers and the deferred recovery through collection of excess cash flow will continue to represent a significant demand on capital resources to the extent the Company expands the growth of loan purchases.

    SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company incurs certain expenses, including underwriting fees, credit enhancement fees, trustee fees and other costs, and is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels (generally within 14 months of the formation of the securitization trust). In certain securitizations, the Company also has been required to provide initial cash deposits into such accounts. The amount of time required to initially fund each spread account varies depending on numerous factors, including, but not limited to (i) the size of any required initial deposit, (ii) the gross interest rate spread, (iii) defaults, (iv) delinquencies, (v) losses and (vi) turnover of repossession inventory. The Company had $250.3 million of restricted cash in spread accounts at December 31, 1997, compared with $143.0 million at December 31, 1996.

    ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event that it expects to recover such advances through the ultimate payments from the obligor over the life of the loan. Beginning in December 1996, the Company's servicing agreements were modified to require interest advances only when the related loan is 31 days delinquent or greater.

    REPOSSESSION INVENTORY. At December 31, 1997, repossessed inventory managed or owned by the Company and held for resale was $55.3 million, compared with $64.9 million at December 31, 1996. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At December 31, 1997, repossessed inventory was 1.1% of the total servicing portfolio compared with 1.7% at December 31, 1996. Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through an increased use of wholesale auctions.

    INTEREST EXPENSE. Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization.

PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During 1997, the Company received $89.0 million of excess cash flow, compared with $43.4 million in 1996 and $21.1 million in 1995. The rate of increase in excess cash flow during 1997 exceeded the rate of increase in loans securitized principally because spread accounts related to 1996 securitizations have reached required reserve levels and have begun releasing cash during the current year. These obligations generally reach pre-determined spread account levels within 14 months following the formation of the securitization trust.

    SERVICING FEES. The Company also receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans subsequently securitized. The Company received cash for such services in the amount of $65.6 million, $42.2 million and $16.2 million during 1997, 1996 and 1995, respectively, which is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At December 31, 1997, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $875.0 million, of which $844.0 million was available. Two of the liquidity facilities supporting the warehouse facilities are subject to renewal or extension at various times in 1998 at the option of the lenders. The Company has a commitment extending into 1999 for the third facility. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts then outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitizations during the three years ended December 31, 1997, all of which have been publicly issued and were rated AAA by Standard & Poor's and Aaa by Moody's Investor Services, Inc.

                                                  REMAINING
                                    REMAINING    BALANCE AS A   CURRENT     WEIGHTED       GROSS
(Dollars in thousands)              BALANCE AS    PERCENTAGE   WEIGHTED      AVERAGE     INTEREST
                       ORIGINAL    OF DECEMBER   OF ORIGINAL    AVERAGE   SECURITIZATION   RATE
       DATE            BALANCE       31, 1997      BALANCE        APR         RATE        SPREAD
-------------------  ------------  ------------  ------------  ---------  -------------  ---------
February 95          $    158,400   $   40,129         25.33%      13.70%        7.88%        5.82%
March 95                  300,000       78,084         26.03       14.26         7.31         6.95
June 95                   470,000      144,124         30.66       14.05         6.20         7.85
September 95              525,000      184,083         35.06       13.65         6.03         7.62
December 95               600,000      237,196         39.53       13.63         5.88         7.75
March 96                  600,000      275,019         45.84       13.52         5.81         7.71
June 96                   650,000      357,558         55.01       14.28         6.62         7.66
September 96              725,000      454,218         62.65       14.71         6.75         7.96
December 96               730,000      510,997         70.00       15.13         6.08         9.05
March 97                  775,000      602,785         77.78       15.53         6.54         8.99
June 97                   775,000      663,807         85.65       15.86         6.50         9.36
September 97              775,000      722,168         93.18       16.38         6.36        10.02
December 97 (1)           600,000      497,199         82.87       16.62         6.23        10.39
                     ------------  ------------
                     $  7,683,400   $4,767,367
                     ------------  ------------
                     ------------  ------------

------------------------

(1) At December 31, 1997, $501.7 million of automobile loans had been delivered to the trust and $98.3 million cash remained in the pre-funded portion of the trust. In January 1998, the Company delivered sufficient loans to the trust and obtained the release of the remaining cash in the pre-funded portion of the trust. See "Hedging and Pre-funding Strategy" below.

    The Company utilizes net proceeds from securitizations to invest in additional loan purchases and to repay warehouse indebtedness, thereby making its warehouse facilities available for further purchases of automobile loans. At December 31, 1997, the Company had securitized approximately $8.7 billion of automobile loans since its inception in 1990, and had remaining balances of approximately $4.9 billion.

    All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies issued by FSA, which insure payment of principal and interest due on the related asset-backed securities. In order to obtain FSA insurance, the Company is obligated to establish spread accounts, and to maintain such spread accounts at pre-determined levels, in connection with each insured securitization through the collection and restriction of excess cash flow from the loans securitized. These spread accounts are funded through initial deposits, when required, and out of excess cash flow from the related securitization trust. Thereafter, during each month excess cash flow due to ARFC from all insured securitization trusts is first used to replenish spread accounts to predetermined levels and is then distributed to the Company. If excess cash flow from all insured securitization trusts is not sufficient to replenish all spread accounts, no cash flow would be available to the Company from ARFC for that month. Excess cash flows include cash received from the liquidation of repossessions under defaulted receivables. Such cash is generally received in months subsequent to default and can therefore result in timing differences as to when excess cash flows are released to the Company. The spread account for each insured securitization trust is cross-collateralized with the spread accounts established for the Company's other insured securitization trusts. Excess cash flow from performing securitization trusts insured by FSA may be used to support negative cash flow from, or to replenish a deficit spread account in connection with, non-performing securitization trusts insured by FSA. The Company's obligations to FSA in respect of insured securitizations and one of the Company's warehouse facilities are limited to the amounts on deposit in the spread accounts and excess cash flow.

    In connection with its securitizations, the Company continually seeks to improve its structures to reduce up-front costs and to maximize excess cash flow available to the Company. The Company may consider alternative securitization structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. During 1995, the Company realized a portion of its finance income receivable by selling an interest-only strip in its September 1995 securitization. Proceeds from the sale of the interest-only strips were approximately $6.1 million in 1995. There were no interest-only strips sold during 1996 or 1997. The structure of each securitized sale of loans will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company.

    HEDGING AND PRE-FUNDING STRATEGY. The Company employs hedging strategies, including the use of pre-funding accounts in connection with securitization transactions and forward U.S. Treasuries, to manage its gross interest rate spread. Through the use of these hedging strategies, the Company is able to determine its approximate financing cost prior to, or near to, the purchase of loans and thereby maintain its gross interest rate spread within a desired range. Because interest rates on asset-backed securities for automobile loans generally tend to rise or fall when other shorter-term interest rates fluctuate, a material increase in interest rates prior to securitization could adversely affect the profitability of such securitization to the Company in the absence of a hedging strategy.

    By utilizing pre-funding accounts in connection with securitization transactions, the Company mitigates its exposure to interest rate risk through a pre-funding strategy in which it securitizes its loans then held for sale along with future loans in a pre-funded securitization. In a pre-funded securitization, the principal amount of the asset-backed securities issued in the securitization exceeds the principal balance of loans initially delivered to the securitization trust. The proceeds from the pre-funded portion are held in trust earning money market yields until released upon delivery of additional loans. The Company agrees to deliver additional loans into the securitization trust from time to time (generally monthly) equal in the aggregate to the amount by which the principal balance of the asset-backed securities exceeds the principal balance of the loans initially delivered. In pre-funded securitizations, the Company predetermines the borrowing costs with respect to loans it subsequently purchases and delivers into the securitization trust. However, the Company incurs an expense in pre-funding securitizations equal to the difference between the money market yields earned on the proceeds held in trust prior to the subsequent delivery of loans and the interest rate paid on the asset-backed securities. The Company also has some interest rate exposure to falling interest rates to the extent that the Company's offered rates decline after the Company has engaged in a pre-funded securitization, although the Company's offered rates generally respond less rapidly to rate fluctuations than financing costs.

    By selling forward U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale, the Company is able to obtain an inverse relationship between the loans being hedged and the U.S. Treasury market. The hedging gain or loss is netted against the gain on sale of loans. Such hedges include certain risks created by the cash versus non-cash relationship of the hedging instrument and the related securitization. This relationship arises because U.S. Treasury forward contracts are settled with current cash payments and the gain on sale of loans represents the present value of estimated future cash flows. To the extent hedging gains or losses resulting from U.S. Treasury forward contracts are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. The Company receives the up-front gains or losses back over time through a higher or lower spread at the time of securitization. Hedging transactions required an initial net use of cash of $8.7 million, $0.3 million and $11.7 million during 1997, 1996 and 1995, respectively.

    Management has controls and policies in place to assess and monitor its risk from hedging activities. Management reviews the interest rate movements in the U.S. Treasury markets and receives a daily internal report tracking such movements. Daily, management receives an interest rate report that describes not only interest rate movements, but also the amount of corresponding increase or decrease in the value of its hedged securitizations. The amount and timing of hedging transactions are determined by members of the Company's senior management, and are subject to approval by the Company's Chief Executive Officer. In connection with this, management assesses factors including the interest rate environment, loan production levels and open positions of current hedging positions.

OTHER CAPITAL RESOURCES

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each Senior Note included a detachable warrant, and such warrants when exercised entitle the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. In October 1997, the warrants were detached from the Senior Notes and began trading separately from the Senior Notes. The warrants are exercisable at a price of $11.00 per share. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Senior Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Senior Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future unsecured, unsubordinated indebtedness of the Company (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest) and the remainder was made available for working capital. The premium paid for the early extinguishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

    In October 1997, the Company sold to the public $75.0 million aggregate principal amount of 11.50% Senior Notes due 2007 (the "Notes") and received net proceeds of approximately $71.2 million. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning March 15, 1998. The Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future unsecured, unsubordinated indebtedness of the Company (as defined in the indenture governing the Notes). The net proceeds from the issuance of the Notes are being used to support the purchase of automobile loans, for working capital and for other general corporate purposes.

    During 1996, the Company completed a public offering of 8,050,000 shares of Common Stock and received net proceeds of approximately $146.0 million. In March 1996, the Company issued to the public $30.0 million aggregate principal amount of 10.125% Subordinated Notes Series 1996-A, due 2001 and received net proceeds of approximately $29.0 million. Proceeds from the 1996 offerings were made available as working capital for loan purchases and general operations.

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

    In April 1995, the Company issued to the public 9,849,900 shares of Common Stock and $145.0 million principal amount of Senior Term Notes. The Company received aggregate net proceeds from the issuance of the Common Stock and 13% Senior Term Notes of approximately $231.0 million and applied $56.2 million of such proceeds to retire the notes issued under the Facility plus accrued interest, $15.6 million to retire the Company's 9.875% Senior Subordinated Notes (including a prepayment fee of $0.5 million and accrued interest of $0.1 million), and $9.4 million to fund a reserve account established for future payment of interest on the 13% Senior Term Notes. The remaining proceeds of $149.8 million were made available as working capital for loan purchases and general operations.

    Pursuant to demand registration rights of certain holders of warrants issued by the Company between 1992 and 1994 in connection with its issuance of Senior Secured and Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995 covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. The Company has received aggregate proceeds of approximately $12.2 million in connection with the exercise of such warrants. As of December 31, 1997, 52,000 warrants remain outstanding.

    The Company has a program to sell up to $50.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Senior Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 30, 60, 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. At December 31, 1997, the Company had $20.8 million of Junior Subordinated Notes outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Arcadia Financial Ltd.

    We have audited the accompanying consolidated balance sheets of Arcadia Financial Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arcadia Financial Ltd. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
January 23, 1998

                             ARCADIA FINANCIAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                            AT DECEMBER 31,
                                                                          --------------------
(Dollars in thousands, except share and per share amounts)                  1997       1996
                                                                          ---------  ---------

                                            ASSETS

Cash and cash equivalents...............................................  $  17,274  $  16,057
Due from securitization trust...........................................    107,207    177,076
Auto loans held for sale................................................     49,133     36,285
Finance income receivable...............................................    371,985    362,916
Restricted cash in spread accounts......................................    250,297    142,977
Furniture, fixtures and equipment.......................................     17,371     13,630
Other assets............................................................     32,483     29,289
                                                                          ---------  ---------
    Total assets........................................................  $ 845,750  $ 778,230
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities..................................  $  30,880  $ 111,140
Senior term notes.......................................................    365,640    145,000
Subordinated notes......................................................     50,772     53,689
Capital lease obligations...............................................      5,368      7,729
Deferred income taxes...................................................     18,846     54,387
Accounts payable and accrued liabilities................................     26,302     13,192
                                                                          ---------  ---------
    Total liabilities...................................................    497,808    385,137

Commitments and contingencies

Shareholders' equity:

Capital stock, $.01 par value, 100,000,000 shares authorized:
  Common stock, 38,813,735 and 37,012,605 shares respectively, issued
    and outstanding.....................................................        388        370
Additional paid-in capital..............................................    322,819    310,181
Retained earnings.......................................................     24,735     82,542
                                                                          ---------  ---------
    Total shareholders' equity..........................................    347,942    393,093
                                                                          ---------  ---------
                                                                          $ 845,750  $ 778,230
                                                                          ---------  ---------
                                                                          ---------  ---------

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
(Dollars in thousands, except per share amounts)           1997        1996        1995
                                                        ----------  ----------  ----------
REVENUES:
Net interest margin...................................  $   64,499  $   54,083  $   27,194
Gain on sale of loans.................................       2,818     115,773      62,182
Servicing fee income..................................      67,794      43,514      19,152
Other non-interest income.............................         302         125         204
                                                        ----------  ----------  ----------
    Total revenues....................................     135,413     213,495     108,732
EXPENSES:
Salaries and benefits.................................      61,756      40,751      20,079
General and administrative and other operating
  expenses............................................     100,261      51,547      22,648
                                                        ----------  ----------  ----------
    Total operating expenses..........................     162,017      92,298      42,727
Long-term debt and other interest expense.............      41,216      25,193      17,170
                                                        ----------  ----------  ----------
    Total expenses....................................     203,233     117,491      59,897
                                                        ----------  ----------  ----------
Operating income (loss) before income taxes and
  extraordinary items.................................     (67,820)     96,004      48,835
Income tax provision (benefit)........................     (25,841)     35,688      19,518
                                                        ----------  ----------  ----------
Income (loss) before extraordinary items..............     (41,979)     60,316      29,317
Extraordinary items, net of tax.......................     (15,828)         --      (3,856)
                                                        ----------  ----------  ----------
Net income (loss).....................................  $  (57,807) $   60,316  $   25,461
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
BASIC EARNINGS PER SHARE:
Income (loss) per share before extraordinary items....  $    (1.08) $     1.91  $     1.53
Extraordinary items per share.........................       (0.41)         --       (0.22)
                                                        ----------  ----------  ----------
    Net income (loss) per share.......................  $    (1.49) $     1.91  $     1.31
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
DILUTED EARNINGS PER SHARE:
Income (loss) per share before extraordinary items      $    (1.08) $     1.65  $     1.11
Extraordinary items per share.........................       (0.41)         --       (0.15)
                                                        ----------  ----------  ----------
    Net income (loss) per share.......................  $    (1.49) $     1.65  $     0.96
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Weighted average shares outstanding:
  Basic...............................................  38,700,346  30,897,426  17,718,603
  Diluted.............................................  39,256,788  36,449,995  26,435,765

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 NUMBER OF  NUMBER OF                            ADDITIONAL
(Dollars in thousands, except    PREFERRED   COMMON     PREFERRED   COMMON PAR    PAID IN   RETAINED
share amounts)                    SHARES     SHARES     PAR VALUE      VALUE      CAPITAL   EARNINGS     TOTAL
                                 ---------  ---------  -----------  -----------  ---------  ---------  ---------
BALANCES AT DECEMBER 31,
  1994.........................  1,150,000  9,920,710   $      12    $      99   $  60,621  $     130  $  60,862
Issuance of Common Stock:
  Public offering..............         --  9,849,900          --           98      87,559         --     87,657
  Benefit plans................         --    619,887          --            6         930         --        936
Amortization of deferred
  compensation.................         --         --          --           --         837         --        837
Exercise of options and
  warrants.....................         --  1,736,735          --           17       7,256         --      7,273
Preferred Stock conversion to
  Common Stock.................    (78,964)   368,128          (1)           4          (3)        --         --
Payment of dividends on
  Preferred Stock..............         --         --          --           --          --     (2,213)    (2,213)
Net income.....................         --         --          --           --          --     25,461     25,461
                                 ---------  ---------         ---        -----   ---------  ---------  ---------
BALANCES AT DECEMBER 31,
  1995.........................  1,071,036  22,495,360         11          224     157,200     23,378    180,813
Issuance of Common Stock:
  Public offering..............         --  8,050,000          --           81     145,925         --    146,006
  Benefit plans................         --    373,762          --            4       1,161         --      1,165
Amortization of deferred
  compensation.................         --         --          --           --       1,038         --      1,038
Exercise of options and
  warrants.....................         --  1,101,269          --           11       4,902         --      4,913
Preferred Stock redemption and
  conversion to Common Stock...  (1,071,036) 4,992,214        (11)          50         (45)        --         (6)
Payment of dividends on
  Preferred Stock..............         --         --          --           --          --     (1,152)    (1,152)
Net income.....................         --         --          --           --          --     60,316     60,316
                                 ---------  ---------         ---        -----   ---------  ---------  ---------
BALANCES AT DECEMBER 31,
  1996.........................         --  37,012,605         --          370     310,181     82,542    393,093
Issuance of warrants...........         --         --          --           --       8,590         --      8,590
Issuance of Common Stock:
  Benefit plans................         --    292,485          --            3         565         --        568
Amortization of deferred
  compensation.................         --         --          --           --         991         --        991
Exercise of options and
  warrants.....................         --  1,508,645          --           15       2,492         --      2,507
Net income (loss)..............         --         --          --           --          --    (57,807)   (57,807)
                                 ---------  ---------         ---        -----   ---------  ---------  ---------
BALANCES AT DECEMBER 31,
  1997.........................         --  38,813,735  $      --    $     388   $ 322,819  $  24,735  $ 347,942
                                 ---------  ---------         ---        -----   ---------  ---------  ---------
                                 ---------  ---------         ---        -----   ---------  ---------  ---------

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
(Dollars in thousands)                                       1997            1996            1995
                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................  $     (57,807)  $      60,316   $      25,461
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization........................          7,003           4,286           1,881
  Loss on sale of furniture, fixtures and equipment....             17             119             153
  (Increase) decrease in assets:
  Automobile loans held for sale:
    Purchases of automobile loans......................     (2,913,097)     (2,750,553)     (2,052,413)
    Sales of automobile loans..........................      2,864,120       2,787,412       1,933,525
    Repayments of automobile loans.....................         36,129          45,412          24,200
  Finance income receivable............................         (4,355)       (176,916)       (127,461)
  Restricted cash in spread accounts...................       (107,320)        (79,397)        (42,172)
  Due from securitization trusts.......................         69,869        (177,076)         88,481
  Prepaid expenses and other assets....................         (2,293)         (5,787)        (10,402)
  Increase (decrease) in liabilities:
    Deferred income taxes..............................        (35,541)         35,688          16,947
    Accounts payable and accrued liabilities...........         13,110           3,369           6,141
                                                         -------------   -------------   -------------
          Total cash used in operating activities......       (130,165)       (253,127)       (135,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and
  equipment............................................             98              26              37
Purchase of furniture, fixtures and equipment..........         (8,873)         (5,108)         (1,089)
Purchase of subordinated certificates..................             --          (2,596)         (2,046)
Collections on subordinated certificates...............          1,465           1,078             510
                                                         -------------   -------------   -------------
          Total cash used in investing activities......         (7,310)         (6,600)         (2,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock.............          3,075         152,079          95,866
Payment of dividends on Preferred Stock................             --          (1,152)         (2,213)
Proceeds from borrowings under warehouse facilities....      3,157,863       2,159,523       1,605,583
Repayment of borrowings under warehouse facilities.....     (3,238,123)     (2,074,913)     (1,685,241)
Unsecured subordinated notes, net......................         (2,917)         40,684          12,699
Proceeds from issuance of long-term debt...............        373,500              --         200,000
Repayments of long-term debt...........................       (145,000)             --        (100,000)
Deferred debt issuance cost, net.......................         (7,080)            (13)         (2,541)
Reduction of capital lease obligations.................         (2,626)         (1,764)         (1,183)
                                                         -------------   -------------   -------------
          Total cash provided by financing
            activities.................................        138,692         274,444         122,970
                                                         -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents...          1,217          14,717         (15,277)
Cash and cash equivalents at beginning of period.......         16,057           1,340          16,617
                                                         -------------   -------------   -------------
Cash and cash equivalents at end of period.............  $      17,274   $      16,057   $       1,340
                                                         -------------   -------------   -------------
                                                         -------------   -------------   -------------

Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases........................  $         265   $       5,569   $       3,609
  Cash paid for:
    Interest...........................................         41,248          33,448          19,630
    Taxes..............................................             --              --              92

                 See notes to consolidated financial statements

                             ARCADIA FINANCIAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Arcadia Financial Ltd. (the "Company") operates in a single industry, purchases, securitizes and services consumer automobile retail installment loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. The Company does not purchase more than 1.0% of its loans from any one dealer. Since its founding in March 1990, the Company has established 18 regional buying centers in Arizona, Northern and Southern California, Colorado, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New York, North Carolina, Ohio, Tennessee, North, South and West Texas, and Washington. The Company's dealer network includes dealers in 45 states. At December 31, 1997, the Company's only significant geographic concentration in its servicing portfolio was to borrowers in the state of Texas which consisted of approximately 19% of the total servicing portfolio. Management does not believe that the Company has any current material exposures to geographic or dealer concentrations.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

    Certain reclassifications have been made to the December 31, 1996 and 1995 balances to conform to current period presentation.

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

    DUE FROM SECURITIZATION TRUST

    Under Arcadia's securitization structures, the Company delivers loans to a securitization trust and subsequently receives cash from the trust for such loans concurrent with the legal closing of the transaction typically six to 10 days after delivery. All terms of the transfer of assets to the trust are fixed and determinable at the time of delivery.

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

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In accordance with Emerging Issues Task Force ("EITF") Issue 92-10, LOAN ACQUISITIONS INVOLVING TABLE FUNDING ARRANGEMENTS, the EITF set forth specific criteria providing the distinction between purchasers and originators of loans. For financial reporting purposes, the Company is in substance an originator of automobile loans. Therefore, participations paid to dealers are deferred and amortized over the life of the underlying loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Any unamortized deferred costs remaining at the time the loan is sold are considered a portion of the basis of loans held for sale and charged to expense as a component of any subsequent gain or loss on sale.

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

    FINANCE INCOME RECEIVABLE

    During 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" ("SFAS 125"). SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities based on the application of a financial components approach which focuses on control of the assets and liabilities that exist after the transfer. SFAS 125 prescribes the methodology for recognition of gain or loss upon the transfer of assets as well as the valuation of finance income receivable. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Retroactive application is not permitted. The Company adopted SFAS 125 on January 1, 1997. During 1997, the implementation of SFAS 125 did not have a material effect on the Company's consolidated financial statements.

    Finance income receivable represents the Company's retained interest in the estimated future cash flows of loans sold and is determined by allocating the carrying amount of loans sold based on the relative fair values of such loans and the estimated future cash flows to be received by the Company discounted at a market-based rate. Estimated future cash flows represent the difference between the weighted average coupon rate of the loans sold and the interest rate on the asset-backed securities issued to investors less dealer participations, contractual servicing fees, costs of securitization, estimated prepayments and an allowance for loan losses. Accrued interest on loans through the date of securitization, which will be returned to the Company through the securitization trust, is also included in finance income receivable. The Company's discounted rate is based on current market conditions and prepayments assumptions based on historical experience.

    The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at December 31, 1997.

    Finance income receivable is carried at the lower of its unamortized originally allocated cost or market value based on the application of current discount rate assumptions to the estimated remaining excess cash flows. Any unrealized gain or loss is reported net of related income taxes as a separate

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) component of shareholder's equity until realized. Finance income receivable is reviewed periodically for other than temporary impairment with such impairment, if any, charged to current period earnings through gain on sale. As a result of a change in the Company's accounting policy with respect to valuation of repossessed vehicles, the Company recorded a $98.0 million charge to gain on sale in March 1997 after determining that such change resulted in a permanent reduction in the value of finance income receivable. There were no material adjustments to finance income receivable during 1996 or 1995.

    RESTRICTED CASH IN SPREAD ACCOUNTS

    The Company is required to maintain spread accounts to protect investors in securitization transactions and credit enhancers against credit losses. The initial deposit, if required, and excess cash flows from securitization transactions are retained for each securitization until the spread account balance increases to a specified percentage of the underlying loans included in the securitization. Funds in excess of specified percentages are remitted to the Company, through its wholly-owned subsidiary Arcadia Receivables Finance Corp. ("ARFC"), over the remaining life of the securitization. For each securitization trust, there is no recourse to the Company beyond the balance in the spread accounts or the trust's future earnings.

    FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their useful lives. Capital lease assets are amortized on a straight- line basis over the lesser of their estimated useful lives or their lease terms.

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

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INTEREST MARGIN

    The Company's net interest margin represents the sum of (i) net interest on loans held for sale based on the net interest rate spread, (ii) investment earnings on short-term investments and other cash accounts and (iii) the recognition of the interest component of previously discounted cash flows, calculated at the present value discount rate used in determining the gain on sale.

    EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Recognition of unrealized gains or losses is deferred until the sale of loans. On the date of sale, hedging deferred gains and losses are recognized in the consolidated statement of income as a component of the gain on sale of loans.

2. ACCOUNTING CHANGES

    REPORTING COMPREHENSIVE INCOME.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. The Statements is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Company, but is not expected to have an impact on the financial condition or results of operations.

    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

    "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued by the Financial Accounting Standards Board in June 1997. It introduced new guidance on segment reporting. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial condition or results of operations for the Company.

3. AUTOMOBILE LOANS HELD FOR SALE

    The weighted average interest rate on automobile loans held for sale was 16.59% and 15.22% at December 31, 1997 and 1996, respectively. Accrued interest receivable on automobile loans held for sale aggregated $0.7 million and $0.2 million as of December 31, 1997 and 1996, respectively.

                             ARCADIA FINANCIAL LTD.

4. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable as of December 31:

(Dollars in thousands)                                                              1997         1996
                                                                                 -----------  ----------
Estimated cash flows on loans sold, net of estimated prepayments...............  $   735,557  $  549,876
Deferred servicing income......................................................      (88,282)    (59,473)
Reserve for loan losses........................................................     (235,599)    (95,005)
                                                                                 -----------  ----------
Undiscounted cash flows on loans sold, net of estimated prepayments............      411,676     395,398
Discount to present value......................................................      (39,691)    (32,482)
                                                                                 -----------  ----------
                                                                                 $   371,985  $  362,916
                                                                                 -----------  ----------
                                                                                 -----------  ----------
Reserve for loan losses as a percentage of servicing portfolio.................        4.75%       2.51%

    The following represents the roll-forward of the finance income receivable balance for the two years ended December 31, 1996:

(Dollars in thousands)
Balance, December 31, 1995.................................................................  $   186,001
  Estimated cash flows on loans sold, net of estimated prepayments.........................      256,910
  Recognition of present value effect of discounted cash flows.............................       18,890
  Less:
    Excess cash flows on loans deposited in spread accounts................................      (98,885)
                                                                                             -----------
Balance, December 31, 1996.................................................................      362,916
  Estimated cash flows on loans sold, net of estimated prepayments.........................      250,631
  Recognition of present value effect of discounted cash flows.............................       23,038
  Less:
    Excess cash flows on loans deposited in spread accounts................................     (166,600)
    Change in estimate of future recovery rates............................................      (98,000)
                                                                                             -----------
Balance, December 31, 1997.................................................................  $   371,985
                                                                                             -----------
                                                                                             -----------

                             ARCADIA FINANCIAL LTD.

5. RESTRICTED CASH IN SPREAD ACCOUNTS

    The following represents the roll-forward of restricted cash in spread accounts:

(Dollars in thousands)
Balance, December 31, 1995..................................................................  $   63,580
  Excess cash flows deposited to spread accounts............................................      98,885
  Initial spread account deposits...........................................................      19,377
  Interest earned on spread accounts........................................................       4,486
  Less:
    Excess cash flows released to the Company...............................................     (43,351)
                                                                                              ----------
Balance, December 31, 1996..................................................................     142,977
  Excess cash flows deposited to spread accounts............................................     166,600
  Initial spread account deposits...........................................................      19,375
  Interest earned on spread accounts........................................................      10,295
  Less:
    Excess cash flows released to the Company...............................................     (88,950)
                                                                                              ----------
Balance, December 31, 1997..................................................................  $  250,297
                                                                                              ----------
                                                                                              ----------

6. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment, as of December 31, consists of the following:

(Dollars in thousands)                                                                          1997       1996
                                                                                              ---------  ---------
OWNED
Office furniture and equipment..............................................................  $   9,524  $   6,637
Automobiles.................................................................................        368        313
Computer equipment..........................................................................      1,853      1,003
Software....................................................................................      4,528         --
                                                                                              ---------  ---------
    Total...................................................................................     16,273      7,953
CAPITALIZED LEASES
Office furniture and equipment..............................................................      4,851      4,280
Computer equipment..........................................................................      5,296      5,545
Software....................................................................................        330         --
                                                                                              ---------  ---------
    Total...................................................................................     10,477      9,825
                                                                                              ---------  ---------
Total furniture, fixtures and equipment.....................................................     26,750     17,778
Less:
  Accumulated depreciation and amortization.................................................     (9,379)    (4,148)
                                                                                              ---------  ---------
Furniture, fixtures and equipment, net......................................................  $  17,371  $  13,630
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Depreciation expense including amortization of assets under capital lease obligations for the years ended December 31, 1997, 1996 and 1995 was $5.3 million, $3.2 million and $1.0 million, respectively.

                             ARCADIA FINANCIAL LTD.

7. OTHER ASSETS

    Other assets, as of December 31, consists of the following:

(Dollars in thousands)                                                                1997       1996
                                                                                    ---------  ---------
Advances due to servicer..........................................................  $   6,072  $   8,140
Deferred debt issuance costs......................................................     11,518      4,438
Investment in subordinated certificates...........................................      2,864      4,329
Servicing fee receivable..........................................................      4,389      3,121
Prepaid expenses..................................................................      1,078      2,755
Repossessed assets................................................................      1,181      1,577
Other assets......................................................................      5,381      4,929
                                                                                    ---------  ---------
                                                                                    $  32,483  $  29,289
                                                                                    ---------  ---------
                                                                                    ---------  ---------

8. AMOUNTS DUE UNDER WAREHOUSE FACILITIES

    At December 31, 1997, the Company had three warehouse facilities with an aggregate capacity of $875.0 million in place with various financial institutions and institutional lenders of which $844.0 million was available. Borrowings under these facilities are collateralized by certain loans held for sale. The weighted average interest rate on outstanding borrowings under the warehouse facilities was 5.80% and 5.90% for the years ended December 31, 1997 and 1996, respectively.

9. LONG-TERM DEBT

    SENIOR NOTES

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each Senior Note included a detachable warrant, and such warrant when exercised entitles the holder to acquire an aggregate of 2,052,000 shares of the Company's common stock. In October 1997, the warrants were detached from the Senior Notes and began trading separately from the Senior Notes. The warrants are exercisable at a price of $11.00 per share. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Senior Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Senior Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future senior debt (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest). The premium paid for the early extinquishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

    In October 1997, the Company sold to the public $75.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Notes") and received net proceeds of approximately $71.2 million. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning March 15, 1998. The Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the

                             ARCADIA FINANCIAL LTD.

9. LONG-TERM DEBT (CONTINUED)
Company may at its option elect to redeem the Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future senior debt (as defined in the indenture governing the Senior Notes).

    SUBORDINATED NOTES

    Subordinated notes outstanding as of December 31, are as follows:

(Dollars in thousands)                                                      1997       1996
                                                                          ---------  ---------
Senior subordinated notes, Series 1996-A................................  $  30,000  $  30,000
Junior subordinated notes...............................................     20,772     23,689
                                                                          ---------  ---------
                                                                          $  50,772  $  53,689
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    In September 1994, the Company completed a shelf registration to issue up to $50.0 million of Junior Subordinated Notes. The Junior Subordinated Notes are issued in minimum denominations of $1,000 and include extendible notes having maturities ranging from 30 days to one year from the date of issue and fixed term notes having maturities of one to ten years from date of issue. The Company may adjust interest rates on unsold notes prior to sale and on extendible notes at any roll-over date based on current market conditions. As of December 31, 1997, the weighted average maturity and interest rate of the Junin Subordinated Notes were 14.9 months and 9.37%, respectively.

    Maturities of long-term debt outstanding at December 31, 1997 were:

(Dollars in thousands)
YEAR ENDING
  1998............................................................................  $    8,284
  1999............................................................................       1,248
  2000............................................................................       6,529
  2001............................................................................      30,596
  2002............................................................................         737
  2003 and thereafter.............................................................     369,018
                                                                                    ----------
      Total.......................................................................  $  416,412
                                                                                    ----------
                                                                                    ----------

                             ARCADIA FINANCIAL LTD.

10. COMMITMENTS AND CONTINGENCIES

    The Company leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. Additionally, the Company leases its office space under operating leases. Total rent expense on operating leases was $13.5 million, $4.7 million and $1.8 million for the years ended December 31, 1997, 1996, and 1995, respectively.

    Future minimum lease payments required under capital and noncancelable operating leases with terms of one year or more, at December 31, 1997 were:

                                                                            CAPITAL    OPERATING
(Dollars in thousands)                                                      LEASES      LEASES
                                                                           ---------  -----------
YEAR ENDING
  1998...................................................................  $   2,873   $  12,872
  1999...................................................................      1,428      12,519
  2000...................................................................      1,145       8,966
  2001...................................................................        763       6,936
  2002...................................................................         62       3,638
  2003 and thereafter....................................................         --       2,232
                                                                           ---------  -----------
      Total..............................................................      6,271   $  47,163
                                                                                      -----------
                                                                                      -----------
Less amounts representing interest.......................................       (903)
                                                                           ---------
Present value of net minimum lease payments..............................  $   5,368
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

11. SHAREHOLDERS' EQUITY

    The Company's authorized capital stock is 100,000,000 shares. The Company had reserved shares of authorized but unissued Common Stock at December 31, 1997, as follows:

Warrants.........................................  2,104,000
Employee stock purchase plan.....................    242,139
Stock options....................................  7,037,639
                                                   ---------
                                                   9,383,778
                                                   ---------
                                                   ---------

    COMMON STOCK

    In March 1997, in connection with the issuance of $300.0 million of 11.5% Senior Notes, the Company issued warrants to purchase an aggregate of 2,052,000 shares of the Company's Common Stock. The warrants were detached and began trading separately from the Senior Notes in October 1997. In April 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares. In April 1995, the Company completed a secondary public offering of 9,849,900 shares of its Common Stock at $10.00 per share including an over-

                             ARCADIA FINANCIAL LTD.

11. SHAREHOLDERS' EQUITY (CONTINUED)
allotment option of 1,284,900 shares and 65,000 shares pursuant to the exercise of warrants. Additionally, pursuant to demand registration rights of certain warrants issued by the Company between 1992 and 1994 in connection with its issuance of 11.75% Senior Secured and 9.875% Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995, covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. During 1996 and 1997, 754,520 and 1,421,539 shares of Common Stock had been issued in connection with the exercise of warrants for aggregate proceeds of $3.1 million and $5.9 million, respectively. As of December 31, 1997, the Company had remaining warrants outstanding for the purchase of 2,104,000 shares of Common Stock at exercise prices ranging from $4.75 to $11.00 per share.

    8% CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

    In December 1993, the Company sold 1,150,000 shares of its 8% Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") at $25 per share. In October 1996, the Company called for redemption on December 2, 1996, all of its outstanding Preferred Stock. The total redemption price (including accrued and unpaid dividends) was $27.12 per share. As an alternative to having their Preferred Stock redeemed for cash, all but 200 shares of Preferred Stock converted into Common Stock at a rate of 4.662 shares of Common Stock for each share of preferred prior to the redemption date. The remaining 200 shares were redeemed.

    SHAREHOLDER RIGHTS PLAN

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held on November 22, 1996. The Rights expire on October 28, 2006. Each Right generally will entitle shareholders, in certain circumstances, to buy one-thousandth of a newly issued share of Class A Preferred Stock of the Company at an exercise price of $90.00 per share. In January 1998, the Company amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. Under the amended Shareholder Rights Plan, if any person becomes an Acquiring Person, then each Right not owned by a 18% or more shareholder or certain related parties will generally entitle its holders to purchase, at the Right's then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right's exercise price. In addition, if, after any person has become an Acquiring Person the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock of such other person having a value twice the Right's exercise price. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become an Acquiring Person under the Plan.

                             ARCADIA FINANCIAL LTD.

12. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS

    RESTRICTED STOCK ELECTION PLANS

    In July of 1994, the Board of Directors of the Company adopted a Restricted Stock Election Plan (the "1994 Stock Election Plan"). The purpose of the 1994 Stock Election Plan is to reward management performance and to build each participant's equity interest in the stock of the Company by providing long-term incentives and rewards to officers and other key management employees of the Company and its subsidiaries. The 1994 Stock Election Plan allows certain employees of the Company to elect to receive all or a portion of certain bonuses they are entitled to receive from the Company in 1994 through 1997 in the form of shares of the Company's Common Stock. The 1994 Stock Election Plan authorizes the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. A total of 800,000 shares of Common Stock are set aside for awards under the 1994 Stock Election Plan. As of December 31, 1997 there have been 520,954 shares granted under the plan, with 190,494 shares remaining subject to restriction.

    In December 1995, the Board of Directors of the Company adopted a second Restricted Stock Election Plan (the "1998 Stock Election Plan"). The purpose of this Plan is the same as that of the 1994 Stock Election Plan except that it is applicable to bonuses which may be earned by certain key employees of the Company in the years 1998 through 2000. As with the 1994 Stock Election Plan, the 1998 Stock Election Plan authorizes the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. A total of 600,000 shares of the Common Stock have been set aside for awards under the 1998 Stock Election Plan. As of December 31, 1997 there have been 428,319 shares granted under the 1998 Stock Election Plan, all of which remain subject to restriction.

    In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", the Company recorded deferred compensation as a reduction to shareholders' equity for the portion of the restricted stock award not yet earned. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period. In connection with the 1994 and 1998 Stock Election Plans, the Company recognized $1.0 million, $1.0 million and $0.8 million of compensation expense for the years ended December 31, 1997, 1996 and 1995, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    In July 1993, the Company adopted an Employee Stock Purchase Plan (the "Plan"). This Plan is available to all employees, including officers, who are employed for at least 20 hours per week and more than five months in a calendar year. All employees are eligible except those who own and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of the capital stock of the Company. The participants purchase stock on each exercise date (June 30 and December 31).

    The exercise price is determined to be 85% of the lower of the Company's Common Stock on January 1, at the date the participant becomes eligible, or on each exercise date. A total of 500,000 shares of Common Stock has been reserved for issuance under the Plan. As of December 31, 1997, 257,861 shares of Common Stock have been issued to the Company's employees under the Plan. The Plan is noncompensatory and results in no expense to the Company.

                             ARCADIA FINANCIAL LTD.

12. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)

    DIRECTOR OPTION PLAN

    The 1992 Director Stock Option Plan (the "DSOP") was approved by the shareholders at the 1992 Annual Meeting. The DSOP provides for the automatic grant of options to purchase the Company's Common Stock to outside directors according to fixed terms. The DSOP provides that a new outside director automatically receives options to purchase 15,000 shares upon first becoming an outside director and an additional 15,000 shares on each anniversary date of the original grant, up to a maximum of 120,000 shares. During 1997, each outside director received an additional one-time grant of options to purchase 10,000 shares. The maximum aggregate number of shares of the Company's Common Stock which may be issued pursuant to the DSOP is 840,000. As of December 31, 1997, 275,000 options to outside directors have been issued and remain outstanding at exercise prices ranging from $5.13 to $23.88. At December 31, 1997, 1996 and 1995 there were 160,000 options, 175,000 options and 285,000 options, respectively, exercisable under the DSOP.

    STOCK OPTION PLANS

    The Company has a Stock Option Plan (the "1990 Plan") which provides for the granting of incentive and nonqualified options to designated employees and non-employees, including consultants of the Company, to purchase up to a maximum of 5,000,000 shares of the Company's Common Stock. The 1990 Plan is administered by the Compensation Committee of the Board of Directors and has the authority and discretion to determine the employees, officers, directors and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option (not to be less than fair market value for incentive options). Options may not be granted under the 1990 Plan after January 17, 2001. The term of each option, which is fixed by the Compensation Committee, generally may not exceed ten years from the date the option is granted. The 1990 Plan is noncompensatory and results in no expense to the Company. At December 31, 1997, 1996 and 1995, there were 1,138,724 options, 702,450 options and 548,165 options, respectively, exercisable under the 1990 Plan.

    A summary of stock option activity under the 1990 Plan is as follows:

                                                                                 OUTSTANDING OPTIONS
                                                                     --------------------------------------------
                                                                     RESERVED SHARES    NUMBER    PRICE PER SHARE
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1994.........................................      1,000,000       895,137  $0.48-$6.00
  Granted..........................................................      1,000,000       515,000  6.00-16.19
  Exercised........................................................             --       (71,166) 3.00-6.00
  Canceled.........................................................             --       (48,000) 4.63-5.88
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1995.........................................      2,000,000     1,290,971  0.48-16.19
  Granted..........................................................             --       520,000  14.06-20.75
  Exercised........................................................             --      (116,749) 0.48-7.63
  Canceled.........................................................             --            --      --  --
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1996.........................................      2,000,000     1,694,222  0.48-20.75
  Granted..........................................................      3,000,000       564,594  8.94-14.88
  Exercised........................................................             --       (72,106) 0.48-7.63
  Canceled.........................................................             --      (112,879) 7.63-16.19
                                                                     ---------------  ----------  ---------------
BALANCE, DECEMBER 31, 1997.........................................      5,000,000     2,073,831  $0.48-$20.75
                                                                     ---------------  ----------  ---------------
                                                                     ---------------  ----------  ---------------

                             ARCADIA FINANCIAL LTD.

12. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)
    In addition to stock option activity under the 1990 Plan, in 1997, 1996 and 1995, the Company granted to a director options to purchase a total of 70,160; 325,000; 40,000 shares, respectively, of the Company's Common Stock under separate Non-statutory Stock Option Agreements. These options were granted in connection with such director's appointment as Chairman of the Executive Committee of the Board of Directors while the Company searched for a new chief executive officer in 1996 and in consideration for certain consulting arrangements entered into between the Company and the director and have exercise prices ranging from $5.13 to $17.38. At December 31, 1997, 1996 and 1995, there were 535,160; 240,000; 100,000 options, respectively, exercisable under such Non-statutory Stock Option Agreements (including agreements entered into prior to 1995).

    Also in 1997, the Company granted the option to purchase 1,200,000 shares of the Company's Common Stock under a separately adopted stock option plan in connection with an employment agreement with its newly elected Chief Executive Officer. The options are exercisable at $14.88 per share, ratably over a three year period beginning in 1998.

    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, is presented below. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996, and 1995, respectively: weighted-average risk-free interest rate of 5.6%, 6.7%, and 6.7%, volatility factor of the expected market price of the Company's Common Stock of .71, .68 and .68, and option lives up to ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

(Dollars in thousands, expect per share data)                    1997       1996       1995
                                                              ----------  ---------  ---------
Pro forma net income (loss).................................  $  (63,059) $  57,935  $  24,697
Pro forma earnings (loss) per share:
  Basic.....................................................  $    (1.63) $    1.84  $    1.27
  Diluted...................................................  $    (1.63) $    1.59  $    0.93

    The weighted average fair value of options granted during 1997, 1996 and 1995 was $8.75, $13.53 and $10.00, respectively.

    CASH SURRENDER VALUE OF LIFE INSURANCE

    In October 1995, the Company entered into split-dollar insurance agreements with certain employees of the Company. Under the terms of the agreements, the Company pays the premium due on life insurance policies owned by the employee that build cash surrender value while also providing life insurance benefits for the employee. The Company is entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever is lower, if the agreement or the policy is terminated. In the event of death of the insured, the Company will be entitled to a refund of all previously paid premiums. These

                             ARCADIA FINANCIAL LTD.

12. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED) policies had cash surrender values of $759,000 and $958,000 at December 31, 1997 and 1996, respectively. Beginning in 1997, the Company began to utilize the cash surrender value from the related life insurance policies to fund the premiums due on the policies.

13. INCOME TAXES

    The components of income tax expense (benefit) for the three years ended December 31, 1997 consist of the following:

(Dollars in thousands)                                           1997       1996       1995
                                                              ----------  ---------  ---------
Provision for deferred taxes:
  Federal...................................................  $  (21,964) $  32,641  $  17,078
  State.....................................................      (3,877)     3,047      2,440
                                                              ----------  ---------  ---------
    Provision for income taxes..............................     (25,841)    35,688     19,518
  Tax effect of extraordinary items.........................      (9,700)        --     (2,571)
                                                              ----------  ---------  ---------
    Applicable income tax expense (benefit), after
      extraordinary items...................................  $  (35,541) $  35,688  $  16,947
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The reconciliation between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% for the three years ended December 31, 1997 is as follows:

(Dollars in thousands)                                           1997       1996       1995
                                                              ----------  ---------  ---------
Federal tax at statutory rate...............................  $  (23,737) $  33,601  $  17,078
State income tax, net of federal benefit....................      (2,294)     3,715      2,440
Other.......................................................         190     (1,628)        --
                                                              ----------  ---------  ---------
  Provision for income taxes................................     (25,841)    35,688     19,518
Tax effect of extraordinary items...........................      (9,700)        --     (2,571)
                                                              ----------  ---------  ---------
  Applicable income taxes, after extraordinary items........  $  (35,541) $  35,688  $  16,947
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
  Effective income tax rate.................................       (38.0%)      37.2%      40.0%

    Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax-effected temporary differences and carryforwards which

                             ARCADIA FINANCIAL LTD.

13. INCOME TAXES (CONTINUED)
comprise the significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

(Dollars in thousands)                                                                         1997        1996
                                                                                            ----------  ----------
Deferred Tax Assets:
  Securitization expenses.................................................................  $    6,849  $    5,089
  Other...................................................................................       2,154       1,364
                                                                                            ----------  ----------
  Gross deferred tax assets...............................................................       9,003       6,453
Deferred Tax Liabilities:
  Gain on securitizations.................................................................     (87,301)    (84,595)
  Other...................................................................................      (2,032)     (3,796)
                                                                                            ----------  ----------
  Gross deferred tax liabilities..........................................................     (89,333)    (88,391)
                                                                                            ----------  ----------
Net temporary differences.................................................................     (80,330)    (81,938)
Net operating loss carryforwards (expiring 2006-2012).....................................      61,484      27,551
                                                                                            ----------  ----------
  Net deferred tax liability..............................................................  $  (18,846) $  (54,387)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $161.8 million which are available to offset future federal taxable income and expire no earlier than 2006. No valuation allowance was required as of December 31, 1997 or 1996 because it is more likely than not that the deferred tax asset will be realized against future taxable income. The timing of the realization of the benefits related to a portion of the income tax net operating loss carryforwards is limited on an annual basis under Section 382 of the Internal Revenue Code.

14. DERIVATIVE ACTIVITIES AND OFF-BALANCE SHEET RISK

    During the three years ended December 31, 1997, the Company entered into several hedging transactions to manage its gross interest rate spread on loans held for sale. The Company agreed to sell forward U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. As of December 31, 1997 and 1996, the Company had entered into the following agreements to sell forward two year U.S.
Treasuries:

(Dollars in thousands)                                                     1997        1996
                                                                        ----------  ----------
Notional amount outstanding...........................................  $  800,000  $  700,000
Unrealized gains (losses) on outstanding hedging transactions.........  $   (6,071) $      484

    The hedging transactions outstanding at December 31, 1997 are expected to close in March through June 1998.

    Net realized hedging gains (losses) during the three year period ended December 31 1997 were:

(Dollars in thousands)                                            1997       1996        1995
                                                               ----------  ---------  ----------
Realized gains (losses)......................................  $   (8,709) $    (349) $  (11,719)

    See discussion of the Company's hedging policy in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources--Hedging and Pre-funding Strategy."

                             ARCADIA FINANCIAL LTD.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. Fair value estimates under SFAS 107 are determined as of a specific point in time utilizing various assumptions and estimates.

    Estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of December 31, 1997 and 1996 are set forth below:

                                                        1997                    1996
                                               ----------------------  ----------------------
                                                CARRYING                CARRYING
(Dollars in thousands)                           VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                               ----------  ----------  ----------  ----------
Financial assets:
  Cash and cash equivalents..................  $   17,274  $   17,274  $   16,057  $   16,057
  Due from securitization trust..............     107,207     107,207     177,076     177,076
  Auto loans held for sale...................      49,133      49,133      36,285      36,285
  Finance income receivable..................     371,985     371,985     362,916     362,916
  Restricted cash in spread accounts.........     250,297     250,297     142,977     142,977
Financial liabilities:
  Amounts due under warehouse facilities.....      30,880      30,880     111,140     111,140
  Senior term notes..........................     365,640     372,113     145,000     161,000
  Senior subordinated notes..................      30,000      28,800      30,000      29,550
  Junior subordinated notes..................      20,772      20,772      23,689      23,689

    CASH AND CASH EQUIVALENTS, DUE FROM SECURITIZATION TRUST, RESTRICTED CASH IN SPREAD ACCOUNTS, AMOUNTS DUE UNDER WAREHOUSE FACILITIES AND JUNIOR SUBORDINATED NOTES. Due to the nature of these accounts, carrying value approximates fair value.

    FINANCE INCOME RECEIVABLE. At December 31, 1997 the carrying value is stated at fair value in accordance with SFAS 125. At December 31, 1996 the carrying value approximates fair value determined based upon discounting future cash flows at market rates using historical prepayment speeds and loss provisions.

    SENIOR TERM NOTES. The fair value is determined using available market quotes.

    SENIOR SUBORDINATED NOTES. The fair value is determined using available market quotes.

                             ARCADIA FINANCIAL LTD.

16. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)                          1997           1996           1995
                                                                      -------------  -------------  -------------
Numerator:
  Net income (loss) before extraordinary items......................  $     (41,979) $      60,316  $      29,317
  Preferred dividends...............................................             --         (1,153)        (2,213)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Numerator for basic earnings per share--income (loss) before
    extraordinary items available to common stockholders............        (41,979)        59,163         27,104
  Effect of dilutive securities:
  Preferred Stock Dividends.........................................             --          1,153          2,213
                                                                      -------------  -------------  -------------
  Numerator for diluted earnings per share--income (loss) before extraordinary items available to common shareholders after
    assumed conversions.............................................  $     (41,979) $      60,316  $      29,317
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Denominator:
  Denominator for basic earnings per share--weighted average
    shares..........................................................     38,700,346     30,897,426     17,718,603
Effect of dilutive securities:
  Options and Warrants..............................................        556,442      2,484,195      3,723,992
  Convertible Exchangeable Preferred Stock..........................             --      3,068,374      4,993,170
                                                                      -------------  -------------  -------------
Dilutive potential common shares....................................        556,442      5,552,569      8,717,162
                                                                      -------------  -------------  -------------
  Denominator for diluted earnings per share--adjusted weighted
    average shares and assumed conversions..........................     39,256,788     36,449,995     26,435,765
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Basic earnings (loss) per share before extraordinary items..........  $       (1.08) $        1.91  $        1.53
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted earnings (loss) per share before
  Extraordinary items (1)...........................................  $       (1.08) $        1.65  $        1.11
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

------------------------

(1) In 1997, the weighted average shares under the diluted computation have an anti-dilutive effect, therefore diluted earnings per share will be shown equal to basic earnings per share.

    Options to purchase 4.9 million shares of common stock at prices between $10.50 and $23.88 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidulitive. For additional disclosures regarding the employee stock options and the warrants, see Notes 11 and 12 to the Consolidated Financial Statements.

                             ARCADIA FINANCIAL LTD.

17. UNAUDITED SELECTED QUARTERLY DATA

    FOURTH QUARTER RESULTS OF OPERATIONS

    The Company purchased $582.1 million of automobile loans in the fourth quarter of 1997 compared to $740.9 million for the same period in 1996, and securitized $587.8 million in 1997 compared to $720.2 million in 1996. Net income in the fourth quarter of 1997 was $4.0 million compared to $17.4 million in 1996. The reduction in loan securitization volume, as well as an increase in the loss rate, servicing fee and discount factor assumptions utilized in the Company's computation of gain on sale in the fourth quarter of 1997, resulted in a decrease in gain on sale to $25.5 million from $35.0 million in the same period a year ago. Servicing fee income increased to $20.3 million in the fourth quarter of 1997 from $12.6 million for the same period in 1996 primarily due to an increase in the average servicing portfolio outstanding to $4.9 billion during the fourth quarter of 1997 compared with $3.6 billion in the same period of 1996. Operating expenses increased to $41.7 million in the fourth quarter of 1997 from $29.0 million in the same period of 1996 primarily due to increased salaries and benefits reflecting an increase in employees as well as increased servicing and collection costs associated with an increase in the proportion of Classic loans included in the Company's servicing portfolio and an increase in the seasoning of the overall servicing portfolio.

                             ARCADIA FINANCIAL LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. UNAUDITED SELECTED QUARTERLY DATA (CONTINUED)

                                                                                QUARTER ENDED
                                                ------------------------------------------------------------------------------
(Dollars in thousands except per share          DECEMBER 31,  SEPTEMBER 30,  JUNE 30,   MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
amounts)                                            1997          1997         1997       1997         1996          1996
                                                ------------  -------------  ---------  ---------  ------------  -------------
REVENUES: (1)
Net interest margin...........................   $   14,942    $    17,157   $  16,328  $  16,072   $   15,240    $    15,571
Gain on sale of auto loans....................       25,458         28,788      26,459    (77,887)      34,979         30,113
Service fee income............................       20,311         17,614      15,992     13,877       12,551         11,465
Other non-interest income.....................           62            105          60         75          114            (77)
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Total revenues..............................       60,773         63,664      58,839    (47,863)      62,884         57,072
EXPENSES:
Salaries and benefits.........................       15,933         16,230      15,115     14,478       12,555         10,286
General and administrative and other operating
  expenses....................................       25,815         24,471      23,810     26,165       16,397         13,107
Long-term debt and other interest expense.....       12,574         10,400      10,651      7,591        6,584          6,660
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Total expenses..............................       54,322         51,101      49,576     48,234       35,536         30,053
                                                ------------  -------------  ---------  ---------  ------------  -------------
Operating income (loss) before income tax and
  extraordinary item..........................        6,451         12,563       9,263    (96,097)      27,348         27,019
Income tax provision (benefit)................        2,451          4,774       3,520    (36,586)       9,982          9,862
                                                ------------  -------------  ---------  ---------  ------------  -------------
Income (loss) before extraordinary item.......        4,000          7,789       5,743    (59,511)      17,366         17,157
Extraordinary item, net of tax................           --             --          --    (15,828)          --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss)...........................   $    4,000    $     7,789   $   5,743  $ (75,339)  $   17,366    $    17,157
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
BASIC EARNINGS PER SHARE: (2)
Income (loss) per share before extraordinary
  item........................................   $     0.10    $      0.20   $    0.15  $   (1.55)  $     0.48    $      0.50
Extraordinary item per share..................           --             --          --      (0.41)          --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss) per share.................   $     0.10    $      0.20   $    0.15  $   (1.96)  $     0.48    $      0.50
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
DILUTED EARNINGS PER SHARE: (2)
Income (loss) per share before extraordinary
  item........................................   $     0.10    $      0.20   $    0.15  $   (1.55)  $     0.45    $      0.44
Extraordinary item per share..................           --             --          --      (0.41)          --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss) per share.................   $     0.10    $      0.20   $    0.15  $   (1.96)  $     0.45    $      0.44
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
Weighted average shares outstanding:
  Basic.......................................   38,806,897     38,740,078   38,702,011 38,358,743  35,883,440     33,478,304
  Diluted.....................................   39,242,445     39,231,962   39,182,748 38,358,743  38,935,961     39,260,562


(Dollars in thousands except per share          JUNE 30,   MARCH 31,
amounts)                                          1996       1996
                                                ---------  ---------
REVENUES: (1)
Net interest margin...........................  $  13,391  $   9,881
Gain on sale of auto loans....................     25,452     25,229
Service fee income............................     10,657      8,841
Other non-interest income.....................         43         45
                                                ---------  ---------
  Total revenues..............................     49,543     43,996
EXPENSES:
Salaries and benefits.........................      8,813      9,097
General and administrative and other operating
  expenses....................................     11,124     10,919
Long-term debt and other interest expense.....      6,433      5,516
                                                ---------  ---------
  Total expenses..............................     26,370     25,532
                                                ---------  ---------
Operating income (loss) before income tax and
  extraordinary item..........................     23,173     18,464
Income tax provision (benefit)................      8,458      7,386
                                                ---------  ---------
Income (loss) before extraordinary item.......     14,715     11,078
Extraordinary item, net of tax................         --         --
                                                ---------  ---------
  Net income (loss)...........................  $  14,715  $  11,078
                                                ---------  ---------
                                                ---------  ---------
BASIC EARNINGS PER SHARE: (2)
Income (loss) per share before extraordinary
  item........................................  $    0.46  $    0.46
Extraordinary item per share..................         --         --
                                                ---------  ---------
  Net income (loss) per share.................  $    0.46  $    0.46
                                                ---------  ---------
                                                ---------  ---------
DILUTED EARNINGS PER SHARE: (2)
Income (loss) per share before extraordinary
  item........................................  $    0.40  $    0.37
Extraordinary item per share..................         --         --
                                                ---------  ---------
  Net income (loss) per share.................  $    0.40  $    0.37
                                                ---------  ---------
                                                ---------  ---------
Weighted average shares outstanding:
  Basic.......................................  31,019,492 23,138,424
  Diluted.....................................  37,178,197 29,931,178

------------------------------

(1) As of January 1, 1997, in conjunction with the adoption of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the Company began recognizing collection fees and interest on collection accounts earned by the Company as servicer of the loans as a component of servicing fee income. This change affects the presentation of net interest margin, other non-interest income and servicing fee income for all quarters presented. This reclassification had no impact on total revenue or net income (loss).

(2) Earnings per share amounts for all quarters presented have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                             ARCADIA FINANCIAL LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   DECEMBER 31,   SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,
(Dollars in thousands)                                 1997           1997         1997        1997          1996
                                                   -------------  -------------  ---------  -----------  -------------
ASSETS
Cash and cash equivalents........................    $  17,274      $  17,720    $  28,135   $  23,596     $  16,057
Due from securitization trust....................      107,207        149,430      168,211     157,694       177,076
Auto loans held for sale.........................       49,133         55,630       47,472      40,037        36,285
Finance income receivable........................      371,985        353,019      338,092     301,045       362,916
Restricted cash in spread accounts...............      250,297        226,566      189,643     164,091       142,977
Other assets.....................................       49,854         49,891       51,041      52,086        42,919
                                                   -------------  -------------  ---------  -----------  -------------
  Total assets...................................    $ 845,750      $ 852,256    $ 822,594   $ 738,549     $ 778,230
                                                   -------------  -------------  ---------  -----------  -------------
                                                   -------------  -------------  ---------  -----------  -------------
LIABILITIES & EQUITY
Amounts due under warehouse facilities...........    $  30,880      $ 126,263    $  97,722   $  30,927     $ 111,140
Senior notes.....................................      365,640        291,886      291,671     291,457       145,000
Subordinated notes...............................       50,772         51,294       51,742      52,804        53,689
Capital lease obligations........................        5,368          5,942        6,583       7,218         7,729
Deferred income taxes............................       18,846         16,394       11,620       8,100        54,387
Accounts payable and accrued liabilities.........       26,302         16,495       27,986      18,940        13,192
Shareholders' equity.............................      347,942        343,982      335,270     329,103       393,093
                                                   -------------  -------------  ---------  -----------  -------------
  Total liabilities and equity...................    $ 845,750      $ 852,256    $ 822,594   $ 738,549     $ 778,230
                                                   -------------  -------------  ---------  -----------  -------------
                                                   -------------  -------------  ---------  -----------  -------------

                                                   SEPTEMBER 30,  JUNE 30,    MARCH 31,
(Dollars in thousands)                                 1996         1996        1996
                                                   -------------  ---------  -----------
ASSETS
Cash and cash equivalents........................    $   3,593    $  22,575   $  22,552
Due from securitization trust....................      188,373      151,635     115,000
Auto loans held for sale.........................       18,925       52,300      82,857
Finance income receivable........................      307,953      264,466     232,007
Restricted cash in spread accounts...............      122,071      101,948      79,779
Other assets.....................................       42,910       37,735      33,542
                                                   -------------  ---------  -----------
  Total assets...................................    $ 683,825    $ 630,659   $ 565,737
                                                   -------------  ---------  -----------
                                                   -------------  ---------  -----------
LIABILITIES & EQUITY
Amounts due under warehouse facilities...........    $  38,486    $  17,837   $ 127,224
Senior notes.....................................      145,000      145,000     145,000
Subordinated notes...............................       53,563       52,288      46,595
Capital lease obligations........................        8,049        7,446       6,635
Deferred income taxes............................       44,405       34,543      26,085
Accounts payable and accrued liabilities.........       20,059       16,748      21,633
Shareholders' equity.............................      374,263      356,797     192,565
                                                   -------------  ---------  -----------
  Total liabilities and equity...................    $ 683,825    $ 630,659   $ 565,737
                                                   -------------  ---------  -----------
                                                   -------------  ---------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 1998 (the "1998 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers" on page 16.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

    (1) Financial Statements of Arcadia Financial Ltd.:

       Report of Independent Auditors

       Consolidated Balance Sheets as of December 31, 1997 and 1996

       Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

       Financial statement schedules have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

    (3) Exhibits

     3.1   Restated Articles of Incorporation of the Registrant, as amended
             (incorporated by reference to Exhibit No. 3.1 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

     3.2   Restated Bylaws of the Registrant, as amended (incorporated by reference to
             Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997).

     4.1   Rights Agreement dated as of November 1, 1996, between the Registrant and
             Norwest Bank Minnesota, National Association, as Rights Agent
             (incorporated by reference to Exhibit 1 to the Registrant's Registration
             Statement on Form 8-A filed November 7, 1996).

     4.2   Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights
             Agreement, dated as of November 1, 1996 between Arcadia Financial Ltd. And
             Norwest Bank Minnesota, N.A. (incorporated by reference to exhibit 4.1 to the Registrant's current report on Form 8-K dated January 8, 1998 and filed January 20, 1998).

     4.3   First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota,
             National Association, as Trustee, relating to the Registrant's unsecured
             Extendible Notes and Fixed-Term Notes, including forms of Notes
             (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective
             Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form
             S-1, File No. 33-81512).

     4.4   Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between the Registrant and Norwest Bank Minnesota,
             National Association (incorporated by reference to Exhibit 4.7 to the
             Registrant's current report on Form 8-K dated March 12, 1997 and filed
             March 18, 1997).

     4.5   Indenture dated as of March 15, 1996, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee, relating to the
             Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

     4.6   First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, relating to the Registrant's
             Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to
             Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

     4.7   Indenture dated as of March 12, 1997, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
             dated March 12, 1997 and filed March 18, 1997).

     4.8   First Supplemental Indenture, dated as of March 12, 1997 between the
             Registrant and Norwest Bank Minnesota, National Association, as Trustee
             (incorporated by reference to Exhibit 4.2 to the Registrant's Current
             Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.9   Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank Minnesota, National Association, as Warrant Agent
             (incorporated by reference to Exhibit 4.3 to the Registrant's Current
             Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.10  Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's
             Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.11  Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to
             Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 12,
             1997 and filed March 18, 1997).

     4.12  Form of Initial Warrant Certificate (incorporated by reference to Exhibit
             4.6 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and file March 18, 1997).

     4.13  Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, including Form of Notes
             (incorporated by reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K dated October 8, 1997, filed October 15, 1997).

    10.1   Amended and Restated Trust Agreement, dated as of July 31, 1997, between
             Arcadia Receivables Finance Corp. II and Wilmington Trust Company
             (incorporated by reference to Exhibit 10.5 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.2   Amended and Restated Indenture, dated as of July 31, 1997, between Olympic
             Automobile Receivables Warehouse Trust and Norwest Bank Minnesota,
             National Association (incorporated by reference to Exhibit 10.6 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.3   Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between Arcadia Receivables Finance Corp. II and Arcadia
             Financial Ltd. (incorporated by reference to Exhibit 10.7 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.4   Amended and Restated Sale and Servicing Agreement, dated as of July 31,
             1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia
             Receivables Finance Corp. II, Arcadia Financial Ltd. and Norwest Bank
             Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.5   Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia Financial
             Ltd., Delaware Funding Corporation and Morgan Guaranty Trust Company of
             New York (incorporated by reference to Exhibit 10.10 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.6   Amended and Restated Certificate Purchase Agreement, dated as of July 31,
             1997, among Olympic Automobile Receivables Warehouse Trust, Arcadia
             Financial Ltd., each Purchaser (as defined) and Morgan Guaranty Trust
             Company of New York (incorporated by reference to Exhibit 10.11 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.7   Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty
             Trust Company of New York and certain parties listed therein (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form
             8-K dated October 1, 1997, filed October 1, 1997).

    10.8   Receivables Purchase Agreement and Assignment between Olympic Receivables
             Finance Corp. ("ORFC") and the Registrant (incorporated by reference to
             Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.9   Repurchase Agreement dated as of December 3, 1996 among Arcadia Receivables
             Conduit Corp. ("ARCC") and ORFC (incorporated by reference to Exhibit
             10.30 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.10  First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3, 1996, by and between Arcadia Receivables Conduit Corp.
             and Arcadia Receivables Finance Corp. (incorporated by reference to
             Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October
             1, 1997, filed October 1, 1997).

    10.11  Second Amendment, dated as of November 14, 1997, to the Receivables Purchase
             Agreement and Assignment between Olympic Receivables Finance Corp. and the
             Registrant (filed herewith).

    10.12  Servicing Agreement dated as of December 3, 1996 among ARCC, ORFC, the
             Registrant, in its individual capacity and as Servicer, Bank of America
             National Trust and Savings Association, as agent, and Norwest Bank
             Minnesota, National Association, as backup servicer, collateral agent and indenture trustee (incorporated by reference to Exhibit 10.31 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

    10.13  First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among Arcadia Receivables Conduit Corp., Arcadia
             Financial Ltd. (formerly known as Olympic Financial Ltd.), in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.3 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.14  Second Amendment, dated as of November 14, 1997 to Servicing Agreement, dated as of December 3, 1996, among Arcadia Receivables Conduit Corp.,
             Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association (filed herewith).

    10.15  Third Amended and Restated Stock Pledge Agreement dated as of December 3,
             1996 among the Registrant and Norwest Bank Minnesota, National
             Association, as collateral agent (incorporated by reference to Exhibit
             10.32 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.16  Amended and Restated Custodian Agreement, dated as of July 31, 1997, among
             Arcadia Financial Ltd., Norwest Bank Minnesota, National Association, and
             Olympic Automobile Receivables Warehouse Trust (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated
             October 1, 1997, filed October 1, 1997).

    10.17  Security Agreement dated as of December 3, 1996 among the Registrant, ORFC,
             ARCC, Financial Security Assurance Inc. ("FSA"), Bank of America National
             Trust and Savings Association and Norwest Bank Minnesota, National
             Association, as indenture trustee and collateral agent (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

    10.18  Indenture dated as of December 3, 1996 between ARCC and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent
             (incorporated by reference to Exhibit 10.34 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).

    10.19  First Supplemental Indenture, dated as of November 14, 1997, to the
             Indenture dated as of December 3, 1996 between ARCC and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent (filed herewith).

    10.20  Insurance and Indemnity Agreement dated as of December 3, 1996 among FSA, the Registrant, ORFC and ARCC (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.21  First Amendment, dated as of August 1, 1997 to the Insurance and Idemnity
             Agreement, dated as of December 3, 1996, among Financial Security
             Assurance Inc., Arcadia Receivables Conduit Corp., Arcadia Receivables
             Finance Corp. and Arcadia Financial Ltd. (formerly known as Olympic
             Financial Ltd.), as Servicer, and Bank of America National Trust and
             Savings Association (incorporated by reference to Exhibit 10.4 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.22  Second Amendment, dated as of November 14, 1997 to the Insurance and
             Idemnity Agreement, dated as of December 3, 1996, among Financial Security
             Assurance Inc., Arcadia Receivables Conduit Corp., Arcadia Receivables
             Finance Corp. and Arcadia Financial Ltd. (formerly known as Olympic
             Financial Ltd.), as Servicer (filed herewith).

    10.23  US $300,000,000 Floating Rate FSA Insured Automobile Receivables-backed Note
             Purchase Agreement dated as of December 3, 1996 among ARCC, Receivables
             Capital Corporation, and Bank of America National Trust and Savings
             Association, as administrator of Receivables Capital Corporation and as agent for the liquidity providers (incorporated by reference to Exhibit
             10.36 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.24  First Amendment, dated as of August 9, 1997 to Note Purchase Agreement, dated as of December 3, 1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia Receivables Conduit Corp., Receivable
             Capital Corporation and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.1 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997 and filed October 1,
             1997).

    10.25  Second Amendment, dated as of November 14, 1997, to Note Purchase Agreement, dated as of December 3, 1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia Receivables Conduit Corp., Receivable
             Capital Corporation and Bank of America National Trust and Savings
             Association (filed herewith).

    10.26  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of December 16, 1997, among the Registrant, Arcadia Receivables Finance
             Corp. ("ARFC"), Financial Security Assurance Inc. ("FSA"), The Chase
             Manhattan Bank, as Trustee and Norwest Bank Minnesota, National
             Association, as Collateral Agent (filed herewith).

    10.27  Warehousing Series Supplement dated as of December 3, 1996 to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of
             December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent
             (incorporated by reference to Exhibit 10.38 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).

    10.28  Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, to the Series 1997-C
             Supplement, Series 1997-B Supplement, Series 1997-A Supplement, Series
             1996-D Supplement, Series 1996-C Supplement, Series 1996-B Supplement,
             Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D
             Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series
             1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement,
             Series 1993-C Supplement, and Series 1993-B Supplement to the Spread
             Account Agreement (filed herewith).

    10.29  Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Registrant, Olympic Receivables Finance Corp., Financial
             Security Assurance Inc. and Norwest Bank Minnesota, National Association,
             as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1997).

    10.30  Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, Arcadia Receivables Finance Corp., Financial
             Security Assurance Inc., The Chase Manhattan Bank, as Trustee, and Norwest
             Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1997).

    10.31  Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             1, 1997, among Arcadia Financial Ltd., Arcadia Receivables Finance Corp.,
             Financial Security Assurance Inc., The Chase Manhattan Bank and Norwest
             Bank Minnesota, National Association (incorporated by reference to Exhibit
             10.13 to the Registrant's Current Report on Form 8-K dated October 1,
             1997, filed October 1, 1997).

    10.32  Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             1, 1997, among Arcadia Financial Ltd., Arcadia Receivables Finance Corp.,
             Financial Security Assurance Inc., The Chase Manhattan Bank and Norwest
             Bank Minnesota, National Association (filed herewith).

    10.33  Insurance and Indemnity Agreement, dated as of March 20, 1997, among the
             Registrant, Financial Security Assurance Inc., Olympic Automobile
             Receivables Trust, 1997-A, Olympic First GP Inc., Olympic Second GP Inc.,
             and Olympic Receivables Finance Corp. (incorporated by reference to
             Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).

    10.34  Insurance and Indemnity Agreement, dated as of June 19, 1997, among the
             Registrant, Financial Security Assurance Inc., Arcadia Automobile
             Receivables Trust, 1997-B and Arcadia Receivables Finance Corp.
             (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.35  Insurance and Indemnity Agreement, dated as of September 18, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C,
             Arcadia Receivables Finance Corp. and Arcadia Financial Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form
             8-K dated October 1, 1997 and filed October 1, 1997).

    10.36  Insurance and Indemnity Agreement, dated as of December 16, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-D
             Arcadia Receivables Finance Corp. and Arcadia Financial Ltd. (filed herewith).

    10.37  Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and
             Indemnity Agreement, the Series 1997-B Insurance and Indemnity Agreement,
             the Series 1997-A Insurance and Indemnity Agreement, the Series 1996-D
             Insurance and Indemnity Agreement, the Series 1996-C Insurance and
             Indemnity Agreement, the Series 1996-B Insurance and Indemnity Agreement,
             the Series 1996-A Insurance and Indemnity Agreement, the Series 1995-E
             Insurance and Indemnity Agreement, the Series 1995-D Insurance and
             Indemnity Agreement, the Series 1995-C Insurance and Indemnity Agreement,
             the Series 1995-B Insurance and Indemnity Agreement, the Series 1995-A
             Insurance and Indemnity Agreement, the Series 1994-B Insurance and
             Indemnity Agreement, the Series 1994-A Insurance and Indemnity Agreement,
             the Series 1993-D Insurance and Indemnity Agreement, the Series 1993-C
             Insurance and Indemnity Agreement, the Series 1993-B Insurance and
             Indemnity Agreement, the Series 1993-A Insurance and Indemnity Agreement
             (filed herewith).

    10.38  Receivables Purchasing Agreement and Assignment, dated as of October 17,
             1997, between Arcadia Receivables Finance Corp. III ("ARFC III") and the
             Registrant (filed herewith).

    10.39  Receivables Funding and Servicing Agreement, dated as of October 17, 1997, among ARFC III, the Registrant, DLJ Mortgage Capital, Inc. ("DLJM"), as
             Lenders and DLJM, as agent (filed herewith).

    10.40  Collateral Agent Agreement, dated October 17, 1997, among DLJM, as agent,
             Norwest Bank Minnesota, National Association, as collateral agent, the
             Registrant and ARFC III (filed herewith).

    10.41  Employment Agreement, dated as of January 6, 1997, between the Registrant and Richard A. Greenawalt (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report Form 10-K for the year ended December 31,
             1996).

    10.42  Employment Agreement, dated April 1, 1991, between the Registrant and Scott
             H. Anderson and Amendment, dated September 3, 1991 (incorporated by reference to Exhibit No. 10.29 to Registrant's Registration Statement on
             Form S-18, File No. 33-43270C).

    10.43  Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and Scott H. Anderson (incorporated by reference to Exhibit
             No. 10.107 to Registrant's Annual Report on Form 10-K for the year ended
             June 30, 1992).

    10.44  Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between Scott H. Anderson and the Registrant (incorporated by reference to
             Exhibit No. 10.36 to Registrant's Registration Statement on Form S-4, File
             No. 33-81588).

    10.45  Extension and Amendment of Employment Agreement, dated as of July 31, 1995, between the Registrant and Scott H. Anderson (incorporated by reference to
             Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.46  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Scott H. Anderson (incorporated by reference to
             Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.47  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Scott H. Anderson (incorporated by reference to Exhibit
             10.72 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.48  Employment Agreement, dated February 1, 1994, between the Registrant and
             John A. Witham (incorporated by reference to Exhibit No. 10.111 to the
             Registrant's Registration Statement on Form S-1, File No. 33-81512).

    10.49  Extension and Amendment of Employment Agreement, dated as of December 20,
             1995, by and between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.50  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and John A. Witham (incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.51  Employment Agreement, dated December 5, 1994, between the Registrant and A.
             Mark Berlin, Jr. (incorporated by reference to Exhibit 10.35 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.52  Extension and Amendment of Employment Agreement, dated as of December 20,
             1995, by and between the Registrant and A. Mark Berlin, Jr. (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1995).

    10.53  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and A. Mark Berlin, Jr. (incorporated by reference to Exhibit
             10.78 to the Registrant's Annual Report on form 10-K for the year ended
             December 31, 1996).

    10.54  Employment and Non-Compete Agreement, dated August 29, 1994, by and between the Registrant and James D. Atkinson III (incorporated by reference to
             Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.55  Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.56  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.81 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

    10.57  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and James D. Atkinson III (incorporated by reference to Exhibit
             10.82 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.58  Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.83 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

    10.59  Employment and Non-Compete Agreement, dated September 21, 1994, by and between the Registrant and Robert A. Barbee (incorporated by reference to
             Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.60  Extension and Amendment of Employment Agreement, dated as of November 1,
             1995, by and between the Registrant and Robert A. Barbee (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1995).

    10.61  Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Robert A. Barbee (incorporated by reference to
             Exhibit 10.86 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1996).

    10.62  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Robert A. Barbee (incorporated by reference to Exhibit
             10.87 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.63  Consulting Agreement, dated December 19, 1994, between the Registrant and
             Warren Kantor (incorporated by reference to Exhibit 10.36 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.64  Consulting Agreement, dated as of January 1, 1996 between the Registrant and
             Warren Kantor (incorporated by reference to Exhibit 10.89 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

    10.65  Letter Agreement, dated August 26, 1996, between the Registrant and Warren
             Kantor (incorporated by reference to Exhibit 10.90 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1996).

    10.66  Letter Agreement, dated December 18, 1996, between the Registrant and Warren
             Kantor (incorporated by reference to Exhibit 10.91 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1996).

    10.67  Consulting Agreement, dated as of January 1, 1997, by and between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.68  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.69  Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit
             10.60 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.70  Non-Statutory Stock Option Agreement, dated August 26, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.71  Non-Statutory Stock Option Agreement, dated December 18, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.72  Non-Statutory Stock Option Agreement, dated January 1, 1997, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

    10.73  Employment Agreement, dated as of May 1, 1997, between the Registrant and
             Duane E. White (incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997).

    10.74  Form of Identification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.75  Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date
             (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.76  1992 Director Option Plan, as amended to date (incorporated by reference to
             Exhibit 10.13 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1997).

    10.77  Olympic Financial Ltd. Stock Purchase Plan (incorporated by reference to
             Exhibit No. 10.90 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

    10.78  1994-1997 Restricted Stock Election Plan (incorporated by reference to
             Exhibit 10.41 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.79  1998-2000 Restricted Stock Election Plan, as amended to date (incorporated by reference to Exhibit 10.102 to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1996).

    10.80  Warrant to Purchase Common Stock, dated August 11, 1992, between the
             Registrant and Lincoln National Life Insurance Company (incorporated by reference to Exhibit No. 10.85 to Registrant's Annual Report on Form 10-K
             for the year ended June 30, 1992).

    10.81  Warrant to Purchase Common Stock, dated August 11, 1992, between the
             Registrant and Security Connecticut Life Insurance Company (incorporated by reference to Exhibit No. 10.86 to Registrant's Annual Report on Form
             10-K for the year ended June 30, 1992).

    10.82  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and NAP & Company (incorporated by reference to Exhibit No.
             10.87 to Registrant's Annual Report on Form 10-K for the year ended June
             30, 1992).

    10.83  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and Fuelship & Company (incorporated by reference to Exhibit
             No. 10.88 to Registrant's Annual Report on Form 10-K for the year ended
             June 30, 1992).

    10.84  Warrant to Purchase Common Stock, dated June 24, 1992, between the
             Registrant and BCI Growth L.P. (incorporated by reference to Exhibit No.
             10.89 to Registrant's Annual Report on Form 10-K for the year ended June
             30, 1992).

    10.85  Warrant to Purchase Common Stock, dated December 17, 1993, between the
             Registrant and John G. Kinnard and Company, Incorporated (incorporated by reference to Exhibit 10.47 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

    10.86  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.87  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Booth & Co. (incorporated by reference to Exhibit 10.49 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.88  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Sun Life Insurance Company of America (incorporated by reference to Exhibit 10.50 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

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

    21.1   Subsidiaries of the Registrant (filed herewith).

    23.1   Consent of Ernst & Young LLP (filed herewith).

    27.1   Financial Data Schedule (filed herewith).

    99.1   Cautionary Statement (filed herewith).

------------------------

(a) On October 1, 1997, the Registrant filed a Current Report on Form 8-K, dated October 1, 1997, reporting the $75 million 11 1/2% Senior Notes Indenture.

    On October 6, 1997, the Registrant filed a Current Report on Form 8-K, dated October 3, 1997, reporting that the Registrant agreed to sell $75 million of the Registrant's 11.5% Senior Notes due 2007.

    On October 7, 1997, the Registrant filed an amendment to the Current Report on Form 8-K dated October 3, 1997, reporting the legal opinion of Dorsey & Whitney LLP in connection with the Registrant's 11.5% Senior Notes due 2007.

    On November 13, 1997, the Registrant filed a Current Report in Form 8-K, dated October 8, 1997 reporting the Second Supplemental Indenture to the Indenture dated as of March 12, 1997, relating to the Registrant's 11 1/2% Senior Notes due 2007.

    On November 24, 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Olympic Automobile Receivables Trust, 1997-A.

    On November 24, 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Arcadia Automobile Receivables Trust, 1997-B.

    On November 24, 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Arcadia Automobile Receivables Trust, 1997-C.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARCADIA FINANCIAL LTD.

Date: March 10 , 1998           By:           /s/ RICHARD A. GREENAWALT
                                     ------------------------------------------
                                                Richard A. Greenawalt
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER

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

                  SIGNATURES
----------------------------------------------
          /s/ RICHARD A. GREENAWALT               President, Chief Executive Officer
     -----------------------------------            and Director (Principal Executive     March 10, 1998
            Richard A. Greenawalt                   Officer)

              /s/ JOHN A. WITHAM                  Executive Vice President and Chief
     -----------------------------------            Financial Officer (Principal          March 10, 1998
                John A. Witham                      Financial Officer)

            /s/ BRIAN S. ANDERSON                 Senior Vice President, Corporate
     -----------------------------------            Controller and Assistant Secretary    March 10, 1998
              Brian S. Anderson                     (Principal Accounting Officer)

              /s/ WARREN KANTOR
     -----------------------------------          Chairman of the Board and Director      March 10, 1998
                Warren Kantor

            /s/ SCOTT H. ANDERSON
     -----------------------------------          Director                                March 10, 1998
              Scott H. Anderson

          /s/ LAWRENCE H. BISTODEAU
     -----------------------------------          Director                                March 10, 1998
            Lawrence H. Bistodeau

             /s/ ROBERT J. CRESCI
     -----------------------------------          Director                                March 10, 1998
               Robert J. Cresci

              /s/ JAMES L. DAVIS
     -----------------------------------          Director                                March 10, 1998
                James L. Davis

            /s/ ROBERT A. MARSHALL
     -----------------------------------          Director                                March 10, 1998
              Robert A. Marshall

                               INDEX TO EXHIBITS

(3) EXHIBITS

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
     3.1    Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to
              Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997).

     3.2    Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

     4.1    Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota,
              National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the
              Registrant's Registration Statement on Form 8-A filed November 7, 1996).

     4.2    Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of
              November 1, 1996 between Arcadia Financial Ltd. and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K dated January 8,
              1998 and filed January 20, 1998).

     4.3    First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's unsecured Extendible Notes and Fixed-Term Notes, including forms of Notes
              (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3
              to Registrant's Registration Statement on Form S-1, File No. 33-81512).

     4.4    Second Supplemental Indenture dated as of March 11, 1997 to Indenture dated as of April 28, 1995 between the Registrant and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.7 to the Registrant's current report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.5    Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due
              2001 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1996).

     4.6    First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15,
              1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee,
              relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).

     4.7    Indenture dated as of March 12, 1997, between the Registrant and Norwest Bank Minnesota, National
              Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current
              Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.8    First Supplemental Indenture, dated as of March 12, 1997 between the Registrant and Norwest Bank
              Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the
              Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
     4.9    Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank
              Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.10   Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form
              8-K dated March 12, 1997 and filed March 18, 1997).

     4.11   Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the
              Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.12   Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Registrant's
              Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.13   Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12,
              1997, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee,
              including Form of Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Current
              Report on Form 8-K dated October 8, 1997, filed October 15, 1997).

    10.1    Amended and Restated Trust Agreement, dated as of July 31, 1997, between Arcadia Receivables
              Finance Corp. II and Wilmington Trust Company (incorporated by reference to Exhibit 10.5 to the
              Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.2    Amended and Restated Indenture, dated as of July 31, 1997, between Olympic Automobile Receivables
              Warehouse Trust and Norwest Bank Minnesota, National Association (incorporated by reference to
              Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed
              October 1, 1997).

    10.3    Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between Arcadia Receivables Finance Corp. II and Arcadia Financial Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.4    Amended and Restated Sale and Servicing Agreement, dated as of July 31, 1997, among Olympic
              Automobile Receivables Warehouse Trust, Arcadia Receivables Finance Corp. II, Arcadia Financial
              Ltd. And Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit
              10.8 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1,
              1997).

    10.5    Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among Olympic Automobile
              Receivables Warehouse Trust, Arcadia Financial Ltd., Delaware Funding Corporation and Morgan
              Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.10 to the
              Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.6    Amended and Restated Certificate Purchase Agreement, dated as of July 31, 1997, among Olympic
              Automobile Receivables Warehouse Trust, Arcadia Financial Ltd., each Purchaser (as defined) and
              Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.11 to the
              Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.7    Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty Trust Company of New
              York and certain parties listed therein (incorporated by reference to Exhibit 10.12 to the
              Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.8    Receivables Purchase Agreement and Assignment between Olympic Receivables Finance Corp. ("ORFC")
              and the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996).

    10.9    Repurchase Agreement dated as of December 3, 1996 among Arcadia Receivables Conduit Corp.
              ("ARCC") and ORFC (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.10   First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3,
              1996, by and between Arcadia Receivables Conduit Corp. and Arcadia Receivables Finance Corp.
              (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated
              October 1, 1997, filed October 1, 1997).

    10.11   Second Amendment, dated as of November 14, 1997, to the Repurchase Agreement and Assignment
              between Olympic Receivables Finance Corp. and the Registrant (filed herewith).

    10.12   Servicing Agreement dated as of December 3, 1996 among ARCC, ORFC, the Registrant, in its individual capacity and as Servicer, Bank of America National Trust and Savings Association, as
              agent, and Norwest Bank Minnesota, National Association, as backup servicer, collateral agent and indenture trustee (incorporated by reference to Exhibit 10.31 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996).

    10.13   First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among Arcadia Receivables Conduit Corp., Arcadia Financial Ltd. (formerly known as Olympic
              Financial Ltd.), in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.3 to the Registrant's Current
              Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.14   Second Amendment, dated as of November 14, 1997 to Servicing Agreement, dated as of December 3,
              1996, among Arcadia Receivables Conduit Corp., Arcadia Financial Ltd. (formerly known as
              Olympic Financial Ltd.), in its individual capacity and as Servicer, and Bank of America
              National Trust and Savings Association (filed herewith)........................................

    10.15   Third Amended and Restated Stock Pledge Agreement dated as of December 3, 1996 among the
              Registrant and Norwest Bank Minnesota, National Association, as collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).

    10.16   Amended and Restated Custodian Agreement, dated as of July 31, 1997, among Arcadia Financial
              Ltd., Norwest Bank Minnesota, National Association, and Olympic Automobile Receivables
              Warehouse Trust (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.17   Security Agreement dated as of December 3, 1996 among the Registrant, ORFC, ARCC, Financial
              Security Assurance Inc. ("FSA"), Bank of America National Trust and Savings Association and
              Norwest Bank Minnesota, National Association, as indenture trustee and collateral agent
              (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1996).

    10.18   Indenture dated as of December 3, 1996 between ARCC and Norwest Bank Minnesota, National
              Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.34 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.19   First Supplemental Indenture, dated as of November 14, 1997, to the Indenture dated as of
              December 3, 1996 between ARCC and Norwest Bank Minnesota, National Association, as trustee and collateral agent (filed herewith)..............................................................

    10.20   Insurance and Indemnity Agreement dated as of December 3, 1996 among FSA, the Registrant, ORFC and ARCC (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.21   First Amendment, dated as of August 1, 1997, to the Insurance and Indemnity Agreement, dated as of December 3, 1996, among Financial Security Assurance Inc., Arcadia Receivables Conduit
              Corp., Arcadia Receivables Finance Corp. and Arcadia Financial Ltd. (formerly known as Olympic
              Financial Ltd.), as Servicer (incorporated by reference to Exhibit 10.4 to the Registrant's
              Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.22   Second Amendment, dated as of November 14, 1997, to the Insurance and Indemnity Agreement, dated as of December 3, 1996, among Financial Security Assurance Inc., Arcadia Receivables Conduit
              Corp., Arcadia Receivables Finance Corp. and Arcadia Financial Ltd. (formerly known as Olympic
              Financial Ltd.), as Servicer (filed herewith)..................................................

    10.23   US $300,000,000 Floating Rate FSA Insured Automobile Receivables-backed Note Purchase Agreement dated as of December 3, 1996 among ARCC, Receivables Capital Corporation, and Bank of America
              National Trust and Savings Association, as administrator of Receivables Capital Corporation and as agent for the liquidity providers (incorporated by reference to Exhibit 10.36 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.24   First Amendment, dated as of August 9, 1997, to Note Purchase Agreement, dated as of December 3,
              1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia
              Receivables Conduit Corp., Receivable Capital Corporation and Bank of America National Trust
              and Savings Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current
              Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.25   Second Amendment, dated as of November 14, 1997, to Note Purchase Agreement, dated as of December
              3, 1996, among Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), Arcadia
              Receivables Conduit Corp., Receivable Capital Corporation and Bank of America National Trust
              and Savings Association (filed herewith).......................................................

    10.26   Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 16,
              1997 among the Registrant, Arcadia Receivables Finance Corp. ("ARFC"), Financial Security
              Assurance Inc. ("FSA"), The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota,
              National Association, as Collateral Agent (filed herewith).....................................

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.27   Warehousing Series Supplement dated as of December 3, 1996 to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC,
              FSA and Norwest Bank Minnesota, National Association, as trustee and collateral agent
              (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1996).

    10.28   Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank
              Minnesota, National Association, to the Series 1997-C Supplement, Series 1997-B Supplement,
              Series 1997-A Supplement, Series 1996-D, Supplement, series 1996-C Supplement, Series 1996-B
              Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement,
              Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B
              Supplement, Series 1994-A Supplement, Series 1993-C Supplement, and Series 1993-B Supplement to
              the Spread Account Agreement (filed herewith)..................................................

    10.29   Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March
              25, 1993, as amended and restated as of March 1, 1997, among the Registrant, Olympic
              Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota,
              National Association, as Trustee and Collateral Agent. (incorporated by reference to Exhibit
              10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

    10.30   Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25,
              1993, as amended and restated as of June 1, 1997, among the Registrant, Arcadia Receivables
              Finance Corp., Financial Security Assurance Inc., The Chase Manhattan Bank, as Trustee, and
              Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997).

    10.31   Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account Agreement dated as of
              March 25, 1993, as amended and restated as of June 1, 1997, among Arcadia Financial Ltd.,
              Arcadia Receivables Finance Corp., Financial Security Assurance, Inc., The Chase Manhattan Bank
              and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.32   Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account Agreement dated as of
              March 25, 1993, as amended and restated as of June 1, 1997, among Arcadia Financial Ltd.,
              Arcadia Receivables Finance Corp., Financial Security Assurance, Inc., The Chase Manhattan Bank
              and Norwest Bank Minnesota, National Association (filed herewith)..............................

    10.33   Insurance and Indemnity Agreement, dated as of March 20, 1997, among the Registrant, Financial
              Security Assurance Inc., Olympic Automobile Receivables Trust, 1997-A, Olympic First GP Inc.,
              Olympic Second GP Inc. and Olympic Receivables Finance Corp. (incorporated by reference to
              Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1997).

    10.34   Insurance and Indemnity Agreement, dated as of June 19, 1997, among the Registrant, Financial
              Security Assurance Inc., Arcadia Automobile Receivables Trust, 1997-B and Arcadia Receivables
              Finance Corp. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report
              on Form 10-Q for the quarter ended June 30, 1997).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.35   Insurance and Indemnity Agreement, dated as of September, 18, 1997, among Financial Assurance
              Inc., Arcadia Automobile Receivables Trust, 1997-C, Arcadia Receivables Finance Corp. and
              Arcadia Financial Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant's Current
              Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.36   Insurance and Indemnity Agreement, dated as of December 16, 1997, among Financial Assurance Inc.,
              Arcadia Automobile Receivables Trust, 1997-D, Arcadia Receivables Finance Corp. and Arcadia
              Financial Ltd. (filed herewith)................................................................

    10.37   Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and Indemnity Agreement,
              the Series 1997-B Insurance and Indemnity Agreement, the Series 1997-A Insurance and Indemnity
              Agreement, the Series 1996-D Insurance and Indemnity Agreement, the Series 1996-C Insurance and
              Indemnity Agreement, Series 1996-B Insurance and Indemnity Agreement, the Series 1996-A
              Insurance and Indemnity Agreement, the Series 1995-E Insurance and Indemnity Agreement, the
              Series 1995-D Insurance and Indemnity Agreement, the Series 1995-C Insurance and Indemnity
              Agreement, the Series 1995-B Insurance and Indemnity Agreement, the Series 1995-A Insurance and
              Indemnity Agreement, the Series 1994-B Insurance and Indemnity Agreement, the Series 1994-A
              Insurance and Indemnity Agreement, the Series 1993-D Insurance and Indemnity Agreement, the
              Series 1993-C Insurance and Indemnity Agreement, the Series 1993-B Insurance and Indemnity
              Agreement and the Series 1993-A Insurance and Indemnity Agreement (filed herewith).............

    10.38   Receivables Purchase Agreement and Assignment, dated as of October 17, 1997, between Arcadia
              Receivables Finance Corp. III ("ARFC III") and the Registrant (filed herewith)

    10.39   Receivables Funding and Servicing Agreement, dated as of October 17, 1997, among ARFC III, the
              Registrant, DLJ Mortgage Capital, Inc. ("DLJM"), as Lenders and DLJM, as agent (filed herewith)

    10.40   Collateral Agent Agreement, dated October 17, 1997, among DLJM, as agent, Norwest Bank Minnesota,
              National Association, as collateral agent, the Registrant and ARFC III (filed herewith)

    10.41   Employment Agreement, dated as of January 6, 1997, between the Registrant and Richard A.
              Greenawalt (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996).

    10.42   Employment Agreement, dated April 1, 1991, between the Registrant and Scott H. Anderson and
              Amendment, dated September 3, 1991 (incorporated by reference to Exhibit No. 10.29 to
              Registrant's Registration Statement on Form S-18, File No. 33-43270C).

    10.43   Extension and Amendment of Employment Agreement, dated July 1, 1993, between the Registrant and
              Scott H. Anderson (incorporated by reference to Exhibit No. 10.107 to Registrant's Annual
              Report on Form 10-K for the year ended June 30, 1992).

    10.44   Extension and Amendment of Employment Agreement, dated July 1, 1994, by and between Scott H.
              Anderson and the Registrant (incorporated by reference to Exhibit No. 10.36 to Registrant's
              Registration Statement on Form S-4, File No. 33-81588).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.45   Extension and Amendment of Employment Agreement, dated as of July 31, 1995, between the
              Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.37 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.46   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.71 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996).

    10.47   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and Scott H.
              Anderson (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.48   Employment Agreement, dated February 1, 1994, between the Registrant and John A. Witham
              (incorporated by reference to Exhibit No. 10.111 to the Registrant's Registration Statement on
              Form S-1, File No. 33-81512).

    10.49   Extension and Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.39 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.50   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and John A.
              Witham (incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.51   Employment Agreement, dated December 5, 1994, between the Registrant and A. Mark Berlin, Jr.
              (incorporated by reference to Exhibit 10.35 to Registrant's Registration Statement on Form S-2,
              File No. 33-90108).

    10.52   Extension and Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and A. Mark Berlin, Jr. (incorporated by reference to Exhibit 10.41 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.53   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and A. Mark
              Berlin, Jr. (incorporated by reference to Exhibit 10.78 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996).

    10.54   Employment and Non-Compete Agreement, dated August 29, 1994, by and between the Registrant and
              James D. Atkinson (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.55   Extension and Amendment of Employment Agreement, dated as of July 31, 1995, by and between the
              Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.44 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.56   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.81 to the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1996).

    10.57   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and James D.
              Atkinson III (incorporated by reference to Exhibit 10.82 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.58   Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the
              Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.83 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.59   Employment and Non-Compete Agreement, dated September 21, 1994, by and between the Registrant and
              Robert A. Barbee (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.60   Extension and Amendment of Employment Agreement, dated as of November 1, 1995, by and between the
              Registrant and Robert A. Barbee (incorporated by reference to Exhibit 10.50 to the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1995).

    10.61   Amendment of Employment Agreement, dated as of December 20, 1995, by and between the Registrant and Robert A. Barbee (incorporated by reference to Exhibit 10.86 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996).

    10.62   Employment Retention Agreement, dated as of November 7, 1996, between the Registrant and Robert
              A. Barbee (incorporated by reference to Exhibit 10.87 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.63   Consulting Agreement, dated December 19, 1994, between the Registrant and Warren Kantor
              (incorporated by reference to Exhibit 10.36 to Registrant's Registration Statement on Form S-2,
              File No. 33-90108).

    10.64   Consulting Agreement, dated as of January 1, 1996 between the Registrant and Warren Kantor
              (incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1996).

    10.65   Letter Agreement, dated August 26, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).

    10.66   Letter Agreement, dated December 18, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).

    10.67   Consulting Agreement, dated as of January 1, 1997, by and between the Registrant and Warren
              Kantor (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.68   Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren
              Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on
              Form S-2, File No. 33-90108).

    10.69   Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and
              Warren Kantor (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1995).

    10.70   Non-Statutory Stock Option Agreement, dated August 26, 1996, between the Registrant and Warren
              Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.71   Non-Statutory Stock Option Agreement, dated December 18, 1996, between the Registrant and Warren
              Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.72   Non-Statutory Stock Option Agreement, dated January 1, 1997, between the Registrant and Warren
              Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).

    10.73   Employment Agreement, dated as of May 1, 1997, between the Registrant and Duane E. White
              (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1997).

    10.74   Form of Indemnification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on
              Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.75   Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date (incorporated by reference to
              Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997).

    10.76   1992 Director Option Plan, as amended to date (incorporated by reference to Exhibit 10.13 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.77   Olympic Financial Ltd. Stock Purchase Plan (incorporated by reference to Exhibit No. 10.90 to
              Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

    10.78   1994-1997 Restricted Stock Election Plan (incorporated by reference to Exhibit 10.41 to
              Registrant's Registration Statement on Form S-2, File No. 33-90108).

    10.79   1998-2000 Restricted Stock Election Plan, as amended to date (incorporated by reference to
              Exhibit 10.102 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
              1996).

    10.80   Warrant to Purchase Common Stock, dated August 11, 1992, between the Registrant and Lincoln
              National Life Insurance Company (incorporated by reference to Exhibit No. 10.85 to Registrant's
              Annual Report on Form 10-K for the year ended June 30, 1992).

    10.81   Warrant to Purchase Common Stock, dated August 11, 1992, between the Registrant and Security
              Connecticut Life Insurance Company (incorporated by reference to Exhibit No. 10.86 to
              Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).

    10.82   Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and NAP & Company
              (incorporated by reference to Exhibit No. 10.87 to Registrant's Annual Report on Form 10-K for
              the year ended June 30, 1992).

    10.83   Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and Fuelship &
              Company (incorporated by reference to Exhibit No. 10.88 to Registrant's Annual Report on Form
              10-K for the year ended June 30, 1992).

    10.84   Warrant to Purchase Common Stock, dated June 24, 1992, between the Registrant and BCI Growth L.P.
              (incorporated by reference to Exhibit No. 10.89 to Registrant's Annual Report on Form 10-K for
              the year ended June 30, 1992).

    10.85   Warrant to Purchase Common Stock, dated December 17, 1993, between the Registrant and John G.
              Kinnard and Company, Incorporated (incorporated by reference to Exhibit 10.47 to Registrant's
              Registration Statement on Form S-2, File No. 33-90108).

EXHIBITS                                               DESCRIPTION                                               PAGE
----------  -------------------------------------------------------------------------------------------------  ---------
    10.86   Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Cede & Co.
              (incorporated by reference to Exhibit 10.48 to Registrant's Registration Statement on Form S-2,
              File No. 33-90108).

    10.87   Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Booth & Co.
              (incorporated by reference to Exhibit 10.49 to Registrant's Registration Statement on Form S-2,
              File No. 33-90108).

    10.88   Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Sun Life
              Insurance Company of America (incorporated by reference to Exhibit 10.50 to Registrant's
              Registration Statement on Form S-2, File No. 33-90108).

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

    21.1    Subsidiaries of the Registrant (filed herewith)..................................................

    23.1    Consent of Ernst & Young LLP (filed herewith)....................................................

    27.1    Financial Data Schedule (filed herewith).........................................................

    99.1    Cautionary Statement (filed herewith)............................................................

------------------------

    (b)

    On January 14, 1997, the Registrant filed a Current Report on Form 8-K, dated January 6, 1997, reporting that Richard A. Greenawalt has accepted the position of President and Chief Executive Officer and Warren Kantor was elected as Chairman of the Board of Directors.

    The Registrant filed a Current Report on Form 8-K, filed and dated March 7, 1997, reporting that the Registrant was served with a complaint in Texas state court alleging that it originated loans above the maximum allowed rate by Texas law.

    On March 10, 1997, the Registrant filed a Current Report on Form 8-K, dated March 7, 1997, reporting that the Registrant agreed to sell $300 million, 11.5% Senior Notes due 2007 and 300,000 Warrants to purchase an aggregate of 2,052,000 shares of its Common Stock.

    On March 11, 1997, the Registrant filed a Current Report on Form 8-K, dated March 10, 1997, reporting the legal opinion of Dorsey & Whitney LLP in connection with the Registrant's 11.5% Senior Notes.

    On March 12, 1997, the Registrant filed a Current Report on Form 8-K, dated March 7, 1997, reporting a Form T-1 Statement of Eligibility of Norwest Bank, Minnesota National Association, as Trustee, relating to the Registrant's $300 million, 11.5% Senior Notes.

    On March 18, 1997, the Registrant filed a Current Report on Form 8-K, dated March 12, 1997, reporting the $300 million 11.5% Senior Notes Indenture.

    On September 24, 1997, the Registrant filed a Current Report on Form 8-K, dated June 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Olympic Automobile Receivables Trust, 1996-C.

    On October 1, 1997, the Registrant filed a Current Report on Form 8-K, dated October 1, 1997, reporting the $75 million 11 1/2% Senior Notes Indenture.

    On October 6, 1997, the Registrant filed a Current Report on Form 8-K, dated October 3, 1997, reporting that the Registrant agreed to sell $75 million of the Registrant's 11.5% Senior Notes due 2007.

    On October 7, 1997, the Registrant filed an amendment to the Current Report on Form 8-K dated October 3, 1997, reporting the legal opinion of Dorsey & Whitney LLP in connection with the Registrant's 11.5% Senior Notes due 2007.

    On November 13, 1997, the Registrant filed a Current Report on Form 8-K, dated October 8, 1997, reporting the Second Supplemental Indenture to the Indenture dated as of March 12, 1997, relating to the Registrant's 11 1/2% Senior Notes due 2007.

    On November 24 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Olympic Automobile Receivables Trust, 1997-A.

    On November 24 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Olympic Automobile Receivables Trust, 1997-B.

    On November 24 1997, the Registrant filed a Current Report on Form 8-K, dated November 5, 1997, reporting certain information with regard to the Registrant's performance as servicer of Olympic Automobile Receivables Trust, 1997-C.

    On January 20, 1998, the Registrant filed a Current Report on Form 8-K, dated January 8, 1998, reporting Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between Arcadia Financial Ltd. and Norwest Bank Minnesota, N.A.