Form 10-K/A
period 1997-12-31
ARCADIA FINANCIAL LTD
filed 1998-03-30
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                      DOCUMENT INCORPORATED                            PART OF FORM 10-K
-----------------------------------------------------------------  --------------------------
     Proxy Statement for 1998 Annual Meeting of Shareholders        Items 10, 11, 12 and 13
                     to be held May 28, 1998                              of Part III

                                    PART IV

    Item 14(a)(3) is hereby amended to amend and restate the following exhibits:

  EXHIBIT
  NUMBER                                            DESCRIPTION
-----------  ------------------------------------------------------------------------------------------
 23.1.....   Consent of Ernst & Young LLP
 27.1.....   Financial Data Schedule

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


    The following represents the roll-forward of the finance income receivable balance for the two years ended December 31, 1997:


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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARCADIA FINANCIAL LTD.

Date: March 30, 1998            By:           /s/ RICHARD A. GREENAWALT
                                     ------------------------------------------
                                                Richard A. Greenawalt
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER

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

                              CAUTIONARY STATEMENT

    ARCADIA FINANCIAL LTD. (THE "COMPANY"), OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE OR REFERRED TO IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

    THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

LIQUIDITY AND ACCESS TO CAPITAL RESOURCES

    NEGATIVE OPERATING CASH FLOWS. The Company's business requires substantial cash to support the payment of dealer participations, the funding of spread accounts in connection with securitizations, the purchase of loans pending securitization, the financing of repossessed inventory and other cash requirements, in addition to debt service and dividends. These cash requirements increase as the volume of the Company's loan purchases increases. To the extent that increases in the volume of loan purchases and securitizations provide income, a substantial portion of such income is received by the Company in cash over the life of the loans. The Company has operated historically on a negative operating cash flow basis and expects to continue to do so for so long as the Company's volume of loan purchases continues to grow. As a result of the Company's historical growth rate, the Company has used increasingly larger amounts of cash than it has generated from its operating activities. The Company has funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company's ability to execute its growth strategy depends upon its continued ability to obtain substantial additional long-term debt and equity capital through access to the capital markets or otherwise. There can be no assurance that the Company will have access to the capital markets when needed or will be able to obtain financing upon terms reasonably satisfactory to the Company. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects, and the performance of the Company's securitization trusts. In addition, covenants with respect to the Company's debt securities and credit facilities may significantly restrict the Company's ability to incur additional indebtedness and to issue new classes of preferred stock.

    POTENTIAL INABILITY TO REFINANCE EXISTING INDEBTEDNESS. The Company's ability to repay its outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness, which could be adversely affected if the Company does not have access to the capital markets for the sale of additional debt or equity through public offerings or private placements on terms reasonably satisfactory to the Company. See "Negative Operating Cash Flows" above.

    DEPENDENCE ON WAREHOUSE FINANCING. The Company depends on warehouse facilities with financial institutions or institutional lenders to finance its purchase of loans on a short-term basis pending securitization. At August 31, 1997, the Company had $647.7 million of warehouse facilities through institutionally managed asset-backed commercial paper conduits, of which $287.8 million was available. These facilities expire in December 1997 and July 1998, subject to renewal or extension at the lenders' option. Implementation of the Company's growth strategy requires continued availability of warehouse facilities and may require increases in the capacity of warehouse facilities. There can be no assurance that such financing will be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional warehouse facilities or to extend or replace existing facilities when they expire would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's outstanding securities.

    DEPENDENCE ON SECURITIZATION. The Company has relied upon its ability to aggregate and sell loans as asset-backed securities in the secondary market to generate cash proceeds for repayment of warehouse facilities and to purchase new loans from dealers. Since inception, the Company has securitized approximately $8.7 billion of automobile loans. At December 31, 1997, approximately $4.9 billion of these loans were outstanding. Accordingly, adverse changes in the Company's asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company's ability to purchase and resell loans on a timely basis and upon terms reasonably satisfactory to the Company. The Company endeavors to effect public securitizations of its loans on at least a quarterly basis. However, market and other considerations, including the conformity of loans to insurance company and rating agency requirements, could affect the timing of such transactions. Any delay in the sale of loans beyond a quarter-end would eliminate the related gain on sale in the given quarter and adversely affect the Company's reported earnings for such quarter. All of the Company's securitizations since March 1993 and one of the Company's warehouse facilities have utilized credit enhancement in the form of financial guaranty insurance policies issued by FSA to achieve "AAA/Aaa" ratings with respect to the asset-backed securities. The Company believes that financial guaranty insurance policies reduce the costs of the securitizations and such warehouse facility relative to alternative forms of credit enhancements available to the Company. The Company has committed to use FSA for future credit enhancement on insured securitizations through 1998 in consideration for certain limitations on FSA insurance premiums. FSA is not required to insure Company-sponsored securitizations and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated.

LOAN PERFORMANCE RISKS

    POTENTIAL NEGATIVE EFFECTS ON FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY. The Company's business, financial condition, results of operations and liquidity depend, to a material extent, on the performance of loans purchased and sold by the Company. When such loans are sold in securitizations, the Company recognizes gain on sale. Finance income receivable, the Company's principal asset, has been calculated using assumptions concerning future default, prepayment and net loss rates on securitized loans that are consistent with the Company's historical experience and market conditions and present value discount rates that the Company believes would be requested by an unrelated purchaser of an identical stream of estimated cash flows. Management believes that the Company's estimates of excess cash flow were reasonable at the time each gain on sale of loans was recorded. However, the actual rates of default and/or prepayment and/or net loss on such loans may exceed those estimated for purposes of calculating the Company's finance income receivable and consequently may adversely affect anticipated future excess cash flow. The Company periodically reviews its default, prepayment and net loss assumptions in relation to current performance of the loans and market conditions, and, if necessary, writes down the balance of finance income receivable. The Company made a significant adjustment to its finance income receivable at March 31, 1997 after completing such a review, primarily relating to the recovery rates on repossessed vehicles and the Company's disposition strategy. The Company's business, financial condition, results of operations and liquidity could be materially adversely affected by such adjustments in the future. No assurance can be given that loan losses and prepayments will not exceed the Company's estimates or that finance income receivable could be sold at its stated value on the balance sheet, if at all.

    POSSIBLE RESTRICTIONS ON CASH FLOW FROM SECURITIZATIONS. The Company's future liquidity and financial condition, and its ability to finance the growth of its business and to repay or refinance its indebtedness, will depend to a material extent on distributions of excess cash flow from securitization trusts. The Company's agreements with FSA provide that the Company must maintain in a spread account for each insured securitization trust specified levels of excess cash during the life of the trust. These spread accounts are initially funded out of initial deposits or cash flows from the related trust. Thereafter, during each month, excess cash flow due to Arcadia Receivables Finance Corp. (formerly Olympic Receivables Finance Corp.) ("ARFC"), from all insured securitization trusts is first used to replenish any spread account deficiencies and is then distributed to the Company. The timing and amount of distributions of excess cash from securitization trusts varies based on a number of factors, including but not limited to loan delinquencies, defaults and net losses, the rate of turnover of repossession inventory and recovery rates, the ages of loans in the portfolio, prepayment experience and required spread account levels. A deterioration of the Company's loan delinquencies, cumulative defaults or net losses, or a build-up in repossession inventory, or the continuing increase in the proportion of repossession inventory sold in the wholesale auction markets, or the increase in loans entering the seasoning period, could reduce excess cash available to the Company. At December 31, 1997, the Company had an aggregate of $250.3 million of restricted cash in spread accounts. There can be no assurance that in the future the Company will not experience an interruption of excess cash flow from ARFC, which could adversely affect the Company's ability to pay its obligations, including the Notes.

    Each insured securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the loans in such trust based in part on the relative percentage of Premier and Classic loans. Portfolio performance tests require that the loan portfolio of each insured securitization trust (i) have an average delinquency ratio not equal to or in excess of a specified percentage, (ii) have a cumulative default rate not equal to or in excess of specified percentages which vary based on the aging of the loan portfolio, and (iii) have a cumulative net loss rate not equal to or in excess of specified percentages which vary based on the aging of the loan portfolio. If any of these tests are exceeded (a "violation"), the amount required to be retained in the spread account related to such securitization trust will be increased to an amount generally equal to the greater of 10% of the outstanding balance of loans or 1% of the original balance of loans held by the securitization trust. As a consequence, a violation generally will decrease excess cash flow available from such securitization trust until loan portfolio performance has returned to the required limits for a specified period, generally three to five months, unless waived by FSA. FSA and the Company have an arrangement under which, if any insured securitization trust exceeds the specified portfolio performance tests, ARFC may, in lieu of retaining the excess cash from that securitization trust in the related spread account, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Although certain trusts, primarily those that contained loans originated in 1995, exceeded portfolio performance tests in the first eight months of 1997 and are still in excess of such tests, this arrangement with FSA has prevented a violation, although it has reduced the amount of cash that would otherwise have been available to the Company if the Company had sought and received a waiver of such violation from FSA. A deterioration of the Company's delinquencies, cumulative defaults or net losses would result in one or more additional existing securitization trusts exceeding one or more of these tests in the absence of changes to the trigger levels. There can be no assurance that, in such event, waivers will be available from FSA permitting payments to ARFC.

    Upon the occurrence of certain events with respect to any series of asset-backed securities insured by FSA, including the failure to meet loan portfolio performance tests of the nature described above but at significantly higher levels, or upon a breach of the collateral coverage requirements of the FSA-insured warehouse facility (an "Insurance Agreement Event of Default"), the Company will be in default under its insurance agreement with FSA. Upon an Insurance Agreement Event of Default, unless waived by FSA,

FSA may suspend distributions of cash flow from the related securitization trust and all other FSA-insured trusts (including the FSA-insured warehouse facility) until the asset-backed securities have been redeemed, capture excess cash flow from performing trusts, increase its premiums and replace the Company as servicer with respect to all FSA-insured trusts. There can be no assurance that a further deterioration of the Company's loan delinquencies, gross charge-offs and net losses would not result in an Insurance Agreement Event of Default, which could adversely affect the Company's ability to satisfy its obligations, including the Notes. Certain of the Company's securitization trusts exceeded such insurance agreement thresholds prior to 1996 and the Company obtained waivers from FSA to permit distributions of cash to ARFC. There can be no assurance that in the future, if such thresholds are exceeded, waivers will be available.

    In addition, the spread account for each securitization is cross-collateralized to the spread accounts established in connection with the Company's other securitization trusts (including the FSA-insured warehouse facility) such that excess cash flow from a performing securitization trust may be used to support negative cash flow from, or to replenish a deficient spread account in connection with, a nonperforming securitization trust, thereby further restricting excess cash flow available to ARFC. If excess cash flow from all insured securitization trusts is not sufficient to replenish all such spread accounts, no cash flow would be available to the Company from ARFC for that month. In January 1996, approximately $0.5 million of the Company's $63.6 million of restricted cash in spread accounts at December 31, 1995 under insured securitization trusts was utilized for payments on related asset-backed securities due to insufficient current cash flow in four such securitization trusts. Excess cash flows from the other securitization trusts were not sufficient to replenish such withdrawals and, consequently, the Company did not receive excess cash flow from Olympic Receivables Finance Corp. (the predecessor of ARFC) during that month. In February 1996, current excess cash flows again began releasing to the Company. There can be no assurance that in the future the Company will not experience an interruption of excess cash flow from ARFC such as occurred in January 1996, which could adversely affect the Company's ability to pay its obligations, including the Notes. FSA also has a collateral security interest in the stock of ARFC. If FSA were to foreclose on such security interest following an event of default under an insurance agreement with respect to a securitization trust (including the FSA-insured warehouse facility), FSA could preclude payment of dividends by ARFC to the Company, thereby eliminating the Company's right to receive distributions of excess cash flow from all the FSA-insured securitization trusts. The Company's right to service the loans sold in securitizations insured by FSA is also generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such loans and receive related servicing fees.

    Any increase in limitations on cash flow available to the Company from ARFC (including any increase in the amount of cash pledged under the arrangement with FSA), inability to obtain any necessary waivers from FSA or termination of servicing arrangements could materially adversely affect the Company's cash flow and liquidity, and, ultimately, its business, financial condition and results of operations and its outstanding securities.

    IMPACT OF PORTFOLIO GROWTH AND PRODUCT MIX. The Company has experienced rapid growth in its loan servicing portfolio, although the rate of such growth slowed in 1997. Historically, the statistical incidence of delinquencies and defaults in connection with automobile loans tends to vary over the age of the loan. For example, statistically, loans that are between six and fourteen months old have had a higher likelihood of being delinquent or defaulting than loans with similar credit characteristics that are three months old. Accordingly, to the extent that portfolio growth results in a servicing portfolio containing disproportionately more loans originated within the prior six months, the current and historical delinquency and default rates of loans in the servicing portfolio may understate future delinquency and default rates. Also, there can be no assurance that the Company's transition from centralized to regional servicing and collection will not adversely affect the rate of loan delinquencies and defaults.

    In addition, to the extent the Company offers new loan products which involve different underwriting policies, the delinquency and default rates of the Company's servicing portfolio may change. The Company has instituted a tiered pricing system and has periodically increased the authorized amount of loans purchased under its Classic program involving borrowers who do not meet all of the underwriting standards in the Company's Premier program and are charged rates of interest higher than those under the Company's Premier program. The Company increased its purchase of loans under the Classic program from 17% of the principal amount of loans purchased in 1995 to 36% in 1996 and to 55% in 1997. As a result of the increases in Classic loans as a proportion of the Company's portfolio, there has been an increase in the rates of, and reserves for, delinquencies, repossessions and losses historically reported by the Company. The expansion of the Classic loan program and seasoning of the Company's existing servicing portfolio will likely continue to cause the Company's loan performance statistics to show higher delinquencies, gross charge-offs and net losses when compared with historical performance even if such loan performance statistics are consistent with the Company's reserves for loan losses.

    To estimate future delinquency, repossession and loss experience on its loans, the Company uses a combination of factors, including actual loan performance experience for that loan program, and industry experience on loans with similar credit characteristics. However, there can be no assurance that its loans will perform under varying economic conditions in the manner estimated by the Company. Any increase in delinquency, repossession and loss rates related to its loans above the rates estimated by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its liquidity. In addition, certain of the Company's loan products which produce higher delinquency, repossession and loss rates than initially expected may continue to have an impact on the Company's overall loan performance, even after being discontinued or modified, until the initially generated loans mature beyond the six- to fourteen-month period. In 1996, the Company discontinued a Classic loan product directed at first-time credits and modified a Classic program for financing the sale of its repossessed inventory in retail markets, each of which had experienced higher than expected delinquency, repossession and loss rates.

    EXTENSIONS AND AMENDMENTS. Like others in the industry, the Company gives certain obligors extensions or amendments to loan terms in certain circumstances, including when the Company believes such obligors will thereby be more likely to repay their loans, and losses on such loans can be reduced. Loans that have been extended or amended generally present substantially higher default risks than loans that have neither of these characteristics. Primarily as a result of the expansion of the Classic program (which involves higher credit risks than the Premier program), the portion of the Company's servicing portfolio which exhibits one or both of these characteristics has increased. Extensions and amendments (in the aggregate) averaged approximately 2.7% of the servicing portfolio per month in 1996 and 1.9% per month in 1995, and with seasonal peaks occurring during the Christmas holiday season. Extensions and amendments (in the aggregate) averaged approximately 3.4% per month for the first eight months of 1997, compared to 2.7% per month for the first eight months of 1996, and in the months of July and August 1997 were 3.0% and 2.7%, respectively, compared to 2.9% and 2.8% in the months of July and August 1996, respectively. The Company believes that one reason for the 1997 increase in extensions and amendments as a percentage of the servicing portfolio is the slower rate of growth in the size of the Company's portfolio, which results in a higher percentage of loans of the age that are more likely to be extended or amended. Any continued slowing of growth could contribute to a further increase in such statistics. The Company considers these characteristics when establishing its loss reserves. In certain circumstances, loans that have been extended or amended have the effect of removing the related loan from delinquent status.

    POTENTIAL NEGATIVE IMPACT OF COVENANTS UNDER FINANCE AGREEMENTS. Increases in loan delinquency and loss rates with respect to any securitization trust may result in the trust's portfolio exceeding the various pool performance levels established by FSA, thereby restricting or cutting off cash distributions to ARFC from the securitization spread accounts. See "Cash Flow from Securitizations" above. In addition, such increases may cause the Company to exceed certain pool performance tests established in other agreements governing its indebtedness. If at the end of any month the Portfolio Loss Ratio (as defined) exceeds 3.5% (which is calculated excluding the effect of the Company's March 1997 special charge), the Company's Delinquency Rates (as defined) exceed 3.5%, the Warehousing Loss Ratio (as defined) exceeds 1.0%, or the Average Net Excess Spread (as defined) is not less than 4.0%, an event of default will occur under one of the Company's outstanding warehouse facilities. The delinquency level is calculated as a percentage of outstanding principal balance of all automobile loans owned or securitized by the Company as to which a payment is more than thirty days past due. Upon the occurrence of an event of default under such warehouse facility, the lending banks under such facility would have no further obligation to extend additional credit. Furthermore, any such event of default or acceleration may trigger cross-defaults under other outstanding indebtedness of the Company and may result in the acceleration of amounts due thereunder. The increase in Classic loans, among other things, has increased the risk that the Company may trigger its Portfolio Loss Ratio covenants in the future.

    RESALE AND FINANCING OF REPOSSESSIONS In addition to wholesale distribution channels, the Company has regularly disposed of repossessed vehicles through retail markets, primarily retail used car consignment lots. During 1997, approximately 46% of repossessed vehicles sold were liquidated through retail markets, compared with 70% in 1996 and 40% in 1995. This strategy delays the Company's excess cash flow during the period repossessions are held in inventory pending resale, which is typically a longer period of time than for wholesale auctions. In addition, the Company's repossession inventory has increased as a percentage of its servicing portfolio due to the increase in the rate of loan defaults and the Company's transition from using a few large retail consignment lots for repossession sales to using multiple retail consignment lots. At December 31, 1997, the Company had $55.3 million of repossessed inventory, compared with $49.0 million at June 30, 1997, $64.9 million at December 31, 1996, and $17.7 million at December 31, 1995.

    As of March 31, 1997, the Company took an after-tax charge of $60.8 million due primarily to a reduction in the estimated recovery rates on then current repossessed inventory and anticipated future inventory arising from then existing securitization transactions to 60% of principal balance outstanding (as discussed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997). The Company selected this 60% recovery rate on the basis of the recovery rate the Company believes it could achieve if all of its repossession inventory, including those higher value vehicles that are ultimately sold through retail channels, were sold through wholesale channels. In addition, the Company changed its accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory to estimate recovery rates based on such wholesale values and to record any recoveries in excess of such levels at the time such excess recoveries are realized. Since the Company changed its strategy at the end of the first quarter of 1997, the Company's overall recovery rate (for both wholesale and retail sales) has averaged approximately 62.5%. There can be no assurance that a change in the proportions of vehicles sold through retail and wholesale channels or any further softening of used car markets will not require additional adjustments to repossession inventory or estimated recovery rates used to calculate finance income receivable, which could be required if the Company's recovery rate were to decline further. Futhermore, with the significant increase in the number of repossessions, the Company has increased purchases of loans that finance resales of repossessions to new buyers. Delinquency, gross charge-off and net loss rates associated with loans on repossessed automobiles have historically been substantially in excess of the same statistics associated with the Company's remaining servicing portfolio. There can be no assurance that management's recent efforts to improve the Company's retail repossession finance program will be successful. If and to the extent the Company further modifies its current disposition strategy with respect to use of the wholesale auction markets, this modification could decrease recovery rates and increase net losses.

    POTENTIAL NEGATIVE IMPACT OF INCREASE IN PERSONAL BANKRUPTCIES. Recent media reports have suggested an increase in the number of personal bankruptcy filings and the Company has in recent months experienced a slight increase in the proportion of its servicing portfolio representing loans to borrowers who have filed for bankruptcy protection. A continuation or increase in such trend could contribute to greater default and net loss rates than the Company has historically experienced.

ECONOMIC CONDITIONS

    MARKET CONDITIONS. Periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on automobile loans and may have an adverse effect on the Company's business, financial condition and results of operations. Such periods also may be accompanied by decreased consumer demand for automobiles, resulting in reduced demand for automobile loans and declining values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. In addition, recent reports of increases in consumer bankruptcy filings and default rates on consumer credit during a period of economic growth indicate that the impact of consumer behavior on default rates is not limited to periods of economic slowdown or recession.

    The increased proportion of loans under the Company's Classic program has increased the Company's sensitivity to changes in economic conditions. Significant increases in the inventory of used automobiles during recessionary economies may depress the prices at which repossessed automobiles may be sold or delay the timing of such sales. A continuation of the recent softening of the used car market as the result of factors including the recent start-up of superstore competition or forecasted levels of used lease vehicles that will be available in the market could have a similar effect on prices for and timing of sales of repossession inventory. There can be no assurance that the used automobile markets will be adequate for the sale of the Company's repossessed automobiles and any material deterioration of such markets could increase the Company's loan losses or reduce recoveries from the sale of repossession inventory. In addition, the Company has channeled a significant portion of its repossession inventory through retail resale markets instead of wholesale markets, including the financing of such retail sales through its Classic program, which had the effect of reducing the Company's loan losses while increasing repossession inventory and delaying cash flow recovered from inventory turnover. There can be no assurance that the Company will continue to use such retail resale channels, that it will be able to realize such benefits to loan losses in the future or that its inventories will not reach levels at which they cannot readily be liquidated through such channels. Any such event might have an adverse effect on loan loss levels.

    INTEREST RATES. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affect the Company's gross interest rate spread. The Company monitors the interest rate environment and employs prefunding or other hedging strategies designed to mitigate the impact of changes in interest rates on its gross interest rate spread. However, there can be no assurance that the profitability of the Company would not be adversely affected during any period of changes in interest rates.

    LABOR MARKET CONDITIONS. The Company's ability to manage portfolio delinquency, default and loss rates is dependent on its ability to attract and retain qualified servicing and collection personnel. In recent months, low unemployment rates driven by economic growth and the continued expansion of the consumer credit markets have contributed to an increase in employee turnover rate, especially among the Company's collection personnel. Continued high turnover relative to historical levels, or an inability to attract and retain replacement personnel, could have an adverse effect on the Company's portfolio delinquency, default and net loss rates and, ultimately, its financial condition, results of operations and liquidity.

LITIGATION

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

MANAGEMENT OF GROWTH

    The growth of the Company's servicing portfolio has resulted in increased demands on the Company's personnel and systems. The Company's ability to support, manage and control continued growth is dependent upon, among other things, its ability to hire, train, supervise and manage its larger workforce. Furthermore, the Company's ability to manage portfolio delinquency and loss rates is dependent upon the maintenance of efficient collection and repossession procedures and adequate staffing therefor. There can be no assurance that the Company will have trained personnel and systems adequate to support such growth. In 1996 the Company opened four regional collection centers and has taken a number of initiatives to improve its servicing and collection performance. There can be no assurance that these efforts will be successful.

COMPETITION

    The business of financing automobiles is highly competitive. Existing and potential competitors include well-established financial institutions, such as banks, other automobile finance companies, small loan companies, thrifts, leasing companies and captive finance companies owned by automobile manufacturers, such as General Motors Acceptance Corporation, Chrysler Credit Corp. and Ford Motor Credit Company. Many of these competitors have greater financial, technical and marketing resources than the Company and from time to time offer special buyer incentives in the form of below-market interest rates on certain classes of vehicles. Many of such competitors also have longstanding relationships with automobile dealers and some of such major competitors provide other forms of financing to automobile dealers, including dealer floor plan financing and leasing, which is not provided by the Company. There can be no assurance that the Company will be able to compete successfully with such competitors.

REGULATION

    The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges the Company is allowed to charge;
(iii) limit or prescribe certain other terms of the Company's automobile loan contracts; (iv) require specific disclosures; and (v) define the Company's rights to repossess and sell collateral. The Company believes it is in substantial compliance with all such laws and regulations, and that such laws and regulations have had no material effect on the Company's ability to operate its business. Changes in existing laws or regulations, or in the interpretation thereof, or the promulgation of any additional laws or regulations, could have a material adverse effect on the Company's business, financial condition and results of operations and upon its outstanding securities.

SHARES ELIGIBLE FOR FUTURE SALES

    Additional shares of Common Stock may be issued upon the exercise of outstanding stock options and the exercise of outstanding warrants. Certain holders thereof have registration rights with respect to such shares. The Company has registered pursuant to such rights the sale from time to time of up to 5,923,364 shares of Common Stock when, as and if issued upon the exercise of outstanding warrants. Such issuances, or the resale of the Common Stock so acquired, could have an adverse effect on the market price of the Company's Common Stock.

UNDESIGNATED SHARES; ANTI-TAKEOVER CONSIDERATIONS

    The authorized and unissued stock of the Company, other than shares reserved for issuance pursuant to options and warrants, consists of undesignated shares. The Board of Directors, without any action by the Company's shareholders, is authorized to designate and issue the undesignated shares in such classes or series as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividend, liquidation and voting rights. The Company has adopted a shareholder rights plan to deter a hostile takeover. Further, certain provisions of the Minnesota Business Corporation Act may operate to discourage a negotiated acquisition or unsolicited takeover of the Company. Each or any of the foregoing could have the effect of entrenching the Company's directors, impeding or deterring an unsolicited tender offer or takeover proposal regarding the Company and thereby depriving the then current shareholders of the ability to sell their shares at a premium over the market price, or otherwise adversely affecting the voting power, dividend, liquidation and other rights of holders of Common Stock.