Form 10-Q
period 1998-03-31
ARCADIA FINANCIAL LTD
filed 1998-05-14
CIK 879674

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    ------------

                                     FORM 10-Q

                /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                         OR

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1998         Commission file number 0-20526

                                    ------------

                               ARCADIA FINANCIAL LTD.
               (Exact name of registrant as specified in its charter)

                 MINNESOTA                               41-1664848
          (State or other jurisdiction         (I.R.S. Employer Identification
        Of incorporation or organization)                 Number)

              7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MN 55439-2435
                       (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code (612) 942-9880

                                    ------------


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /x/   No / /

     The number of shares of the Common Stock of the registrant outstanding as of May 6, 1998 was 38,991,194.

                                  FORM 10-Q INDEX

                                                                                           Page
                                                                                           ----
PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements                                                   3
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                       10

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                  18
Item 2.  Changes in Securities                                                              18
Item 3.  Defaults Upon Senior Securities                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                                18
Item 5.  Other Information                                                                  18
Item 6.  Exhibits and Reports on Form 8-K                                                   18

SIGNATURES                                                                                  20

EXHIBIT INDEX                                                                               21


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

                          SAFE HARBOR STATEMENT UNDER THE
                  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; modifications to the Company's retail disposition program; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit
99.1 filed herewith.

                       ARCADIA FINANCIAL LTD.
                     CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)      MARCH 31, 1998  DECEMBER 31, 1997
                                                               ---------------  -----------------
                               ASSETS
Cash and cash equivalents                                      $     6,387        $   17,274
Due from securitization trust                                      122,223           107,207
Auto loans held for sale                                            20,582            49,133
Finance income receivable                                          410,583           371,985
Restricted cash in spread accounts                                 261,336           250,297
Furniture, fixtures and equipment                                   17,157            17,371
Other assets                                                        31,357            32,483
                                                               -----------       -----------
     Total assets                                              $   869,625        $  845,750
                                                               -----------       -----------
                                                               -----------       -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                         $    53,919        $   30,880
Senior notes                                                       365,894           365,640
Subordinated notes                                                  49,845            50,772
Capital lease obligations                                            4,982             5,368
Deferred income taxes                                               21,418            18,846
Accounts payable and accrued liabilities                            20,437            26,302
                                                               -----------       -----------
     Total liabilities                                             516,495           497,808

Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 38,991,194 and 38,813,735 shares issued
    and outstanding, respectively                                      390               388
Additional paid-in capital                                         323,808           322,819
Retained earnings                                                   28,932            24,735
                                                               -----------       -----------
     Total shareholders' equity                                    353,130           347,942
                                                               -----------       -----------
     Total liabilities and shareholders' equity                $   869,625        $  845,750
                                                               -----------       -----------
                                                               -----------       -----------

      See notes to unaudited consolidated financial statements.

                            ARCADIA FINANCIAL LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                       1998                   1997
                                                              -----------           -------------
REVENUES:
  Net interest margin                                         $    14,669           $    16,726
  Gain on sale of loans, net of $98.0 million special
      charge in March 1997                                         31,054               (77,887)
  Servicing fee income                                             19,666                13,298
                                                              -----------           -----------

      Total revenues                                               65,389               (47,863)
EXPENSES:
  Salaries and benefits                                            17,347                14,478
  General and administrative and other operating expenses          28,487                26,165
                                                              -----------           -----------
      Total operating expenses                                     45,834                40,643
  Long-term debt and other interest expense                        12,785                 7,591
                                                              -----------           -----------
      Total expenses                                               58,619                48,234
                                                              -----------           -----------

  Operating income (loss) before income taxes and
      extraordinary item                                            6,770               (96,097)
  Income tax expense (benefit)                                      2,573               (36,586)
                                                              -----------           -----------
  Income (loss) before extraordinary item                           4,197               (59,511)
  Extraordinary item, net of tax                                        -               (15,828)
                                                              -----------           -----------
      Net income (loss)                                       $     4,197           $   (75,339)
                                                              -----------           -----------
                                                              -----------           -----------
BASIC EARNINGS PER SHARE:
  Net income (loss) per share before extrordinary item        $      0.11           $     (1.55)
  Extraordinary item per share                                          -                 (0.41)
                                                              -----------           -----------
      Net income (loss) per share                             $      0.11           $     (1.96)
                                                              -----------           -----------
                                                              -----------           -----------
DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item       $      0.11           $     (1.55)
  Extraordinary item per share                                          -                 (0.41)
                                                              -----------           -----------
      Net income (loss) per share                             $      0.11           $     (1.96)
                                                              -----------           -----------
                                                              -----------           -----------
Weighted average shares outstanding:
      Basic                                                    38,988,885            38,358,743
      Diluted                                                  39,360,968            38,358,743

           See notes to unaudited consolidated financial statements.

                               ARCADIA FINANCIAL LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                1998            1997
                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $   4,197       $ (75,339)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                              2,938           1,437
  (Increase) decrease in assets:
      Automobile loans held for sale:
      Purchases of automobile loans                                       (585,583)       (781,872)
      Sales of automobile loans                                            588,194         774,744
      Repayments of automobile loans                                        25,939           3,376
      Finance income receivable                                            (38,598)         61,871
      Restricted cash in spread accounts                                   (11,039)        (21,114)
      Due from securitization trusts                                       (15,016)         19,382
      Prepaid expenses and other assets                                        500          (1,403)
  Increase (decrease) in liabilities:
      Deferred income taxes                                                  2,573         (46,287)
      Accounts payable and accrued liabilities                              (5,865)          5,749
                                                                         ---------       ---------
          Total cash used in operating activities                          (31,760)        (59,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                           (1,431)         (3,569)
Collections on subordinated certificates                                       274             248
                                                                         ---------       ---------
          Total cash used in investing activities                           (1,157)         (3,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                     304           2,485
Proceeds from borrowings under warehouse facilities                        716,229         500,513
Repayment of borrowings under warehouse facilities                        (693,190)       (580,726)
Unsecured subordinated notes, net                                             (927)           (885)
Repayments of long-term debt                                                -             (145,000)
Proceeds from issuance of long term debt                                    -              300,000
Deferred debt issuance cost                                                 -               (5,428)
Reduction of capital lease obligations                                        (386)           (643)
                                                                         ---------       ---------
          Total cash provided by financing activities                       22,030          70,316
                                                                         ---------       ---------
Net increase (decrease) in cash and cash equivalents                       (10,887)          7,539
Cash and cash equivalents at beginning of period                            17,274          16,057
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $   6,387       $  23,596
                                                                         ---------       ---------
                                                                         ---------       ---------

Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                          $  -             $    132
  Cash paid for:
    Interest                                                             $  39,851       $  10,693

              See notes to unaudited consolidated financial statements.

                   ARCADIA FINANCIAL LTD.
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (UNAUDITED)

                                                   NUMBER OF                            ADDITIONAL
                                                     COMMON           COMMON PAR         PAID IN      RETAINED
                                                     SHARES             VALUE            CAPITAL      EARNINGS       TOTAL
                                                  -----------         ----------       ------------   ---------  ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997                         38,813,735           $ 388           $ 322,819     $ 24,735    $ 347,942
Exercise of options and warrants                       39,357               1                 104         -             105
Issuance of Common Stock:
    Benefit plans                                     138,102               1                 198         -             199
Amortization of deferred compensation                      -                -                 687         -             687
Net income                                                 -                -                 -          4,197        4,197
                                                  -----------         -------          ----------     --------   ----------
BALANCE, MARCH 31, 1998                            38,991,194           $ 390           $ 323,808     $ 28,932    $ 353,130
                                                  -----------         -------          ----------     --------   ----------
                                                  -----------         -------          ----------     --------   ----------

            See notes to unaudited consolidated financial statements.

                         ARCADIA FINANCIAL LTD.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1997 Annual Report on Form 10-K/A filed March 30, 1998.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the March 31, 1997 balances to conform to current period presentation.

      USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of finance income receivable and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles. The range of assumptions, as well as actual performance, are reflective of the allocation of receivables between Premier and Classic loans within specific securitization pools.

     REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB's) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. The Company did not have any components of comprehensive income during any period presented in the accompanying financial statements, and therefore is not required to report comprehensive income.

     SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

     Effective January 1, 1998, the Company adopted the FASB's Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. As defined by SFAS 131, the Company continues to have only one operating and reportable segment, and therefore no additional disclosures are required.

                               ARCADIA FINANCIAL LTD.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        FOR THE QUARTER ENDED MARCH 31, 1998

2. FINANCE INCOME RECEIVABLE

The following table sets forth the components of finance income receivable:

                                                                                 AT              AT
                                                                              MARCH 31,      DECEMBER 31,
                                                                                1998            1997
(DOLLARS IN THOUSANDS)                                                     -------------  -------------
  Estimated cash flows on loans sold, net of estimated prepayments           $  779,301     $  735,557
  Deferred servicing income                                                     (89,589)       (88,282)
  Reserve for loan losses                                                      (236,266)      (235,599)
                                                                             ----------     ----------
  Undiscounted cash flows on loans sold, net of estimated prepayments           453,446        411,676
  Discount to present value                                                     (42,863)       (39,691)
                                                                             ----------     ----------
                                                                             $  410,583     $  371,985
                                                                             ----------     ----------
                                                                             ----------     ----------
Reserve for loan losses as a percentage of servicing portfolio                     4.70%          4.75%

 The following represents the roll-forward of the finance income receivable balance:

  (DOLLARS IN THOUSANDS)
  BALANCE, DECEMBER 31, 1997                                                        $  371,985
    Estiated cash flows on loans sold, net of estimated prepayments                     64,573
    Recognition of present value effect of discounted cash flows                         6,299
      Less:
        Excess cash flows deposited to spread accounts                                 (32,274)
                                                                                    ----------

  BALANCE, MARCH 31, 1998                                                           $  410,583
                                                                                    ----------
                                                                                    ----------

3. RESTRICTED CASH IN SPREAD ACCOUNTS

The following represents the roll-forward of restricted cash in spread accounts:

  (DOLLARS IN THOUSANDS)
  BALANCE, DECEMBER 31, 1997                                                        $  250,297
    Excess cash flows deposited to spread accounts                                      32,274
    Interest earned on spread accounts                                                   3,715
      Less:
        Excess cash flows released to the Company(1)                                   (24,950)
                                                                                    ----------
  BALANCE, MARCH 31, 1998                                                           $  261,336
                                                                                    ----------
                                                                                    ----------

--------------
(1) Includes $4.8 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

                         ARCADIA FINANCIAL LTD.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE QUARTER ENDED MARCH 31, 1998

4. OTHER ASSETS

                                                                      AT                AT
                                                               MARCH 31, 1998    DECEMBER 31, 1997
      (DOLLARS IN THOUSANDS)                                  ----------------  -------------------
  Advances due to servicer                                        $  5,375         $  6,072
  Deferred debt issuance costs                                      11,166           11,518
  Investment in subordinated certificates                            2,590            2,864
  Servicing fee receivable                                           4,577            4,389
  Prepaid expenses                                                   1,811            1,078
  Repossessed assets                                                 1,006            1,181
  Other assets                                                       4,832            5,381
                                                                  --------         --------
                                                                  $ 31,357         $ 32,483
                                                                  --------         --------
                                                                  --------         --------

5. SUBORDINATED NOTES

                                                                      AT                AT
                                                               MARCH 31, 1998    DECEMBER 31, 1997
      (DOLLARS IN THOUSANDS)                                  ----------------  -------------------
  Senior subordinated notes, Series 1996-A                        $ 30,000         $ 30,000
  Junior subordinated notes                                         19,845           20,772
                                                                  --------          -------
                                                                  $ 49,845         $ 50,772
                                                                  --------         --------
                                                                  --------         --------

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the three month periods ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                          1998               1997
                                                                   -----------        -----------
Numerator:
  Net income (loss) before extraordinary item                      $     4,197        $   (59,511)
                                                                   -----------        -----------
                                                                   -----------        -----------
Denominator:
  Denominator for basic earnings per share - weighted
     average shares                                                 38,988,885         38,358,743
  Dilutive effect of options and warrants                              372,083            838,786
                                                                   -----------        -----------
  Denominator for diluted earnings per share - adjusted
     weighted average shares                                        39,360,968         39,197,529
                                                                   -----------        -----------
                                                                   -----------        -----------
Basic earnings (loss) per share before extraordinary item          $      0.11        $     (1.55)
                                                                   -----------        -----------
                                                                   -----------        -----------
Diluted earnings (loss) per share before extraordinary item (1)    $      0.11        $     (1.55)
                                                                   -----------        -----------
                                                                   -----------        -----------

-------------------
(1) In 1997, the weighted average shares under the diluted computation have an anti-dilutive effect; therefore diluted earnings per share are shown equal to basic earnings per share.

      Options and warrants to purchase 5.3 million shares of common stock at prices between $6.94 and $21.50 per share were outstanding during the first quarter 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidulitive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's earnings are derived from the purchase, securitization and servicing of consumer automobile loans originated in 45 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers (or "hubs") located in 15 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     RESULTS OF OPERATIONS

     SPECIAL CHARGES. Included in the Company's financial results during the three-month period ended March 31, 1997 are two special charges taken in March 1997. These charges included a non-cash after-tax charge of approximately $63.9 million, due primarily to a change in accounting estimate and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (see "EXTRAORDINARY ITEM").

     Approximately $60.8 million of the $63.9 million after-tax charge was due to (i) a change in estimated recovery rates on current repossessed inventory and anticipated future inventory arising from existing securitization transactions, and (ii) a change in the Company's accounting policy with respect to the estimated recovery rate realized upon disposition of repossessed inventory. The remaining $3.1 million after-tax charge related to various litigation and severance charges (see "OPERATING EXPENSES").

     NET INTEREST MARGIN. The components of net interest margin for each of the three months ended March 31 were:

                                                                                1998          1997
(DOLLARS IN THOUSANDS)                                                       ---------    ----------
  Interest income on loans, net                                              $  6,279      $  8,170
  Interest income on short-term investments and other cash accounts             3,060         3,018
  Recognition of present value discount                                         6,299         6,196
  Provision for credit losses on loans held for sale                             (969)         (658)
                                                                             --------       -------
     Net interest margin                                                     $ 14,669      $ 16,726
                                                                             --------      --------
                                                                             --------      --------

     Net interest margin declined 12% during the three months ended March 31, 1998, compared with the same period a year ago. The decline in net interest margin is primarily due to a reduction in the average balance of loans held for sale pending securitization, partially offset by wider net interest rate spreads earned on loans held for sale.

     A 25% decline in loan purchasing volume (see table below) and the timing of securitization transactions resulted in a reduction in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $183.1 million from $288.2 million during the quarter ended March 31, 1998 and 1997, respectively. The decline in purchasing volume is primarily due to the Company's emphasis on more selective loan purchases. The weighted average net interest rate spread earned rose to 11.48% during the first quarter of 1998 compared with 7.43% during the same period in 1997. The rise in net interest rate spread earned on loans held for sale is principally due to higher average annual percentage rates ("APR") paid by obligors primarily resulting from a greater proportion of loan volume consisting of higher rate Classic loans.

     The Company's loan purchasing and securitization volume for each of the three months ended March 31 are set forth in the table below.

                                                       1998        1997
(DOLLARS IN THOUSANDS)                             ----------    ---------
Premier                                             $ 172,283    $ 403,195
Classic                                               411,690      378,677
                                                    ---------    ---------
  Total automobile loans purchased                  $ 583,973    $ 781,872
                                                    ---------    ---------
                                                    ---------    ---------
Automobile loans securitized                        $ 588,194    $ 774,744

     GAIN ON SALE OF LOANS. Revenue provided from gain on sale of loans was $31.1 million during the three months ended March 31, 1998. Included in gain on sale of loans during the three months ended March 31, 1997 was a non-recurring pre-tax charge of $98.0 million resulting in a loss on sale of loans of $77.9 million (see "SPECIAL CHARGES"). Excluding this non-recurring charge, gain on sale of loans increased 55%. This increase is primarily due to a widening of the gross interest spread earned on loans securitized (see table below) and a decline in the average participation rate paid to dealers for loan originations, partially offset by a 24% decrease in loan securitization volume.

     The following table summarizes the Company's gross interest rate spreads for each of the three month periods ended March 31:

                                                       1998        1997
                                                    ----------  ---------
Weighted average APR of loans securitized             17.04%      15.48%
Weighted average securitization rate                   5.98        6.52
                                                    ---------    ---------
   Gross interest rate spread (1)                     11.06%       8.96%
                                                    ---------    ---------
                                                    ---------    ---------

 (1) Before gains/losses on hedging transactions.

     The rise in gross interest rate spread during the three months ended March 31, 1998 is primarily due to an increased proportion of higher-yielding Classic loans, resulting in an increased APR earned on loans purchased and subsequently securitized and to a reduction in the securitization rate reflecting a decline in market interest rates and the Company's ability to obtain better pricing.

     Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, and a reduction of the maximum participation rate allowable under the Premier program, participations paid as a percentage of the principal balance of loans purchased declined to 2.86% during the three months ended March 31, 1998, from 3.26% in the same period a year ago.

     Gain on sale of loans has been adjusted for a $5.8 million net realized loss and a $1.4 million net realized gain on hedging transactions during the first quarter of 1998 and 1997, respectively.

     SERVICING FEE INCOME. The components of servicing fee income for each of the three month periods ended March 31 were:


                                                1998           1997
     (DOLLARS IN THOUSANDS)                  ---------      ---------
     Contractual servicing fee income         $ 13,928       $  9,478
     Other servicing income                      5,738          3,820
                                              --------       --------
        Total servicing fee income            $ 19,666       $ 13,298
                                              --------       --------
                                              --------       --------


     The Company earns contractual servicing fee income for servicing loans sold to investors through securitizations. The servicing fee is 1% per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25% per annum on loans included in and subsequent to the third quarter 1997 securitization. The growth in contractual servicing fee income is primarily related to an increase in the average servicing portfolio outstanding (see table below).

     Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates from the first quarter of 1997 and growth in the Company's servicing portfolio compared to the same period a year ago and increased collection account interest attributable to the growth in the average servicing portfolio outstanding and related obligor repayments.

     The following table reflects the growth in the Company's servicing portfolio from March 31, 1997 to March 31, 1998:


                                                                   AT MARCH 31,
                                                              ---------------------
                                                                 1998        1997
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                       ---------   ---------
Principal balance of automobile loans held for sale         $    21,129  $    41,605
Principal balance of loans serviced under securitizations     5,005,350    4,152,993
                                                            -----------  -----------
Servicing portfolio                                         $ 5,026,479  $ 4,194,598
                                                            -----------  -----------
                                                            -----------  -----------
Average unpaid principal balance (actual dollars)           $    11,775  $    12,479
Number of loans serviced                                        426,884      336,129



     The Company's servicing portfolio increased 20% from March 31, 1997 to March 31, 1998. This increase reflects loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans during the first quarter of 1998 reflects an increase in the proportion of used to new cars financed by the Company.

     The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at March 31, 1998.

     OPERATING EXPENSES. Salaries and benefits increased to $17.3 million in the first quarter of 1998, up 20% from $14.5 million during the same period in 1997. The increase in salaries and benefits is primarily attributable to an increase in the average number of employees to 1,579 during the first quarter of 1998 from 1,360 during the same period in 1997. Increased staffing primarily reflects additional employees hired in the Company's loan servicing and collection departments.

     Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, increased 9% during the three months ended March 31, 1998, compared with the same period in 1997. Included in operating costs during the first quarter of 1997 was a one-time pre-tax charge of approximately $5.0 million primarily related to legal costs and severance expenses for certain former executives of the Company. Excluding this one-time charge, other operating costs increased 35%. The increase in other operating costs is primarily a result of the higher percentage of Classic program loans in the portfolio, since these generally require greater collection efforts and related costs (including increased telephone, fax, postage and repossession expenses) than Premier program loans. In addition, an overall increase in delinquency rates during the first quarter of 1998 compared to the same period a year ago further contributed to an increase in loan and collection expenses.

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

     LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 68% during the three months ended March 31, 1998 compared to the same period in 1997. The increase is primarily due to the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes "the Senior Notes" in March 1997 and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Term Notes in March 1997.

     EXTRAORDINARY ITEM. In March 1997, the Company issued $300.0 million of 11.5% Senior Notes and utilized approximately $173.5 million to repurchase and covenant defease the Company's $145.0 million 13% Senior Term Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and additional professional fees incurred to retire such debt were treated as an extraordinary item, net of tax.

     FINANCIAL CONDITION

     FINANCE INCOME RECEIVABLE. Finance income receivable increased to $410.6 million at March 31, 1998 from $372.0 million at December 31, 1997. The increase represents amounts capitalized upon completion of the Company's first quarter securitization related to the present value of estimated cash flows.

     RESTRICTED CASH IN SPREAD ACCOUNTS. Restricted cash in spread accounts increased to $261.3 million at March 31, 1998 from $250.3 million at December 31, 1997. This increase reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows in restricted cash accounts to reach levels defined within each securitization agreement, partially offset by the release of excess cash flows to the Company through its wholly-owned subsidiary, Arcadia Receivables Finance Corp.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities decreased 22% to $20.4 million at March 31, 1998 as compared with $26.3 million at December 31, 1997. This decrease reflects the semi-annual payment of accrued interest associated with the Company's Senior Notes in March 1998.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

     The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

DELINQUENCY EXPERIENCE (1):
                                                         MARCH 31, 1998            DECEMBER 31, 1997
                                                    ------------------------      -----------------------
                                                    NUMBER OF                     NUMBER OF
                                                      LOANS        BALANCE          LOANS         BALANCE
(DOLLARS IN THOUSANDS)                              --------      ----------       -------       ----------
Servicing portfolio at end of period                 426,884      $5,026,479       411,429       $4,956,090
Delinquencies:
  31-60 days                                           7,484      $   90,148         8,297       $  100,161
  61-90 days                                           3,358          41,363         3,635           45,485
  91 days or more                                      3,967          46,023         3,019           34,047
                                                    --------      ----------       -------       ----------
Total loans delinquent 31 or more days                14,809      $  177,534        14,951       $  179,693
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                      3.47%           3.53%         3.63%            3.63%
Amount in repossession (3)                             5,646      $   51,482         6,083       $   55,300
                                                    --------      ----------       -------       ----------
Total delinquencies and amount in
  repossession (2) (3)                                20,455      $  229,016        21,034       $  234,993
                                                    --------      ----------       -------       ----------
                                                    --------      ----------       -------       ----------

___________

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

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                            1998                 1997
                                                                         ----------           ----------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period                $5,001,781           $3,976,446
Average number of loans outstanding during the period                       419,179              319,118
Number of charge-offs                                                         7,597                4,966

Gross charge-offs (2)                                                    $   52,479           $   46,410
Recoveries (3)                                                                3,576                1,880
                                                                         ----------           ----------
Net losses                                                               $   48,903           $   44,530
                                                                         ----------           ----------
                                                                         ----------           ----------
Annualized gross charge-offs as a percentage of average
  servicing portfolio.                                                         4.20%                4.67%
Annualized net losses as a percentage of average
   servicing portfolio                                                         3.91%                4.48%

___________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

 (2) Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets and selling expenses.
 (3) Includes post-disposition amounts received on previously charged off loans.

     The Company's delinquency rate has declined compared to December 31, 1997, in part because of seasonal pressure on collection efforts which is generally highest in the fourth quarter of the year. Management also believes that the decrease in the delinquency rate reflects improvements in the Company's collections and servicing functions. During the first quarter of 1998, the Company began incorporating more aggressive use of autodialers and introduced borrower behavioral scoring information into its collection calling strategy in order to focus resources where management believes they will make the most difference in improving collection efforts. The Company has also begun to move collection personnel out of buying centers to centralized sites to better leverage collections resources and technology and control collection processes more tightly.

     Gross charge-offs and net losses during the first quarter of 1997 include a special charge of approximately $25 million resulting from a revision to the Company's inventory valuation policy (SEE "SPECIAL CHARGES").
 Excluding the one-time valuation adjustment, gross charge-off and net loss rates increased during the quarter ended March 31, 1998 from the first quarter of last year primarily due to the continued rise in Classic loan volume and the seasoning of the Company's existing servicing portfolio. Net losses during the first quarter of 1998 have been further affected by selling an increased proportion of repossessed vehicles through wholesale auctions. During the first quarter of 1998, the Company liquidated approximately 71% of all repossessed vehicles sold through wholesale auctions compared with 35% in the first quarter of 1997. Because recovery rates are generally lower on vehicles sold at auction compared to those liquidated through retail channels, the increased utilization of auctions has increased net losses experienced by the Company. In addition, wholesale recovery rates have continued to decline during the past few quarters, reflecting a softening in the used car market.

LIQUIDITY

     The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization,
(ii) payment of dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, from excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company expects that it will require additional capital in the future to fund continued negative cash flows, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

     PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 93% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. The Company purchased $584.0 million of loans during the first three months of 1998 compared to $781.9 million during the same period in 1997.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the three months ended March 31, 1998 were $16.7 million, or approximately 2.86% of the principal balance of loans purchased, compared with $25.5 million, or approximately 3.26% of loans purchased, during the same period in 1997. The decrease in dealer participations as a percentage of loans purchased reflects the growth in volume in Classic loans (which are generally associated with lower dealer participations) and a reduction in the maximum allowable participation paid for Premier loans.

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for certain securitizations, the Company has been required to provide initial cash deposits into the spread accounts. The Company had $261.3 million of restricted cash in spread accounts at March 31, 1998, compared with $250.3 million at December 31, 1997. The increase in restricted cash in spread accounts reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows.

     The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% of the principal amount of the asset-backed securities sold into the securitizations.

     ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments from borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event it expects to recover such advances through the ultimate payments from the obligor over the life of the loan.

     REPOSSESSED INVENTORY. At March 31, 1998, repossessed inventory managed or owned by the Company and held for resale was $51.5 million, compared with $55.3 million at December 31, 1997. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At March 31, 1998, repossessed inventory was 1.0% of the total servicing portfolio compared with 1.1% at December 31, 1997. Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through an increased use of wholesale auctions and generally lower wholesale used car prices.

     INTEREST EXPENSE. Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization. The Company also incurs interest expense related to both short-term and long-term debt obligations.

     PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

      EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable but, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first quarter of 1998, the Company received $25.0 million of excess cash flow, compared with $15.1 million during the first quarter 1997. Included in the 1998 cash released from spread accounts is $4.8 million of cash which is restricted pursuant to an arrangement between the Company and its asset-backed securities insurance provider.

     SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans subsequently securitized. The Company also receives collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. During the three months ended March 31, 1998 and 1997, the Company received cash for such servicing in the amount of $19.6 million and $12.8 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At March 31, 1998, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $875.0 million, of which $821.1 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities.

     SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the three months ended March 31, 1998, all of which were publicly issued and rated "AAA/Aaa".


                                                         REMAINING                                      CURRENT
                                           REMAINING     BALANCE AS A    CURRENT        WEIGHTED         GROSS
                                           BALANCE AS   PERCENTAGE OF    WEIGHTED       AVERAGE         INTEREST
                             ORIGINAL     OF MARCH 31,    ORIGINAL       AVERAGE     SECURITIZATION       RATE
DATE                         BALANCE          1998         BALANCE         APR            RATE           SPREAD
-----------------------    -----------   ------------   -------------  -----------  -----------------  ---------
(DOLLARS IN THOUSANDS)
March 1998 (1)             $  525,000     $  484,853       92.35%         17.17%          5.93%          11.24%

---------------
(1) As of March 31, 1998, the Company had delivered $489.9 million of automobile loans and $35.1 million of cash remained in the pre-funded portion of the trust.

    HEDGING STRATEGY

     The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward US Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. The Company receives the up-front gains or losses back over time through a lower or higher spread, respectively, at the time of securitization. At March 31, 1998, the Company had unrealized losses on hedge contracts of $2.3 million.

     OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations. No such offerings were completed by the Company during the first quarter of 1998.

                      PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Under the applicable Securities and Exchange Commission rules, there is no new information with respect to legal proceedings that the Company is required to report in connection with this Quarterly Report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES

     On January 16, 1998, the Company entered into Amendment No. 1 (the "Amendment") to Rights Agreement, dated as of November 1, 1996 (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. The Rights Agreement establishes the terms of the Rights attached to each share of the Company's Common Stock. The Amendment modified the definition of "Acquiring Person" contained in the Rights Agreement to increase the percentage ownership threshold from 15% to 18%.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURING HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  EXHIBITS

         The following exhibits are filed in response to Item 601 of Regulation S-K.



EXHIBIT   DESCRIPTION
  NO.     -----------
-------
   3.1    Restated Articles of Incorporation of the Company, as amended
          (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1997).
   3.2    Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1997).
   4.1    Rights Agreement dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 1 to the Company's Registration
          Statement on Form 8-A filed November 7, 1996).
   4.2    Amendment No. 1 to Rights Agreement, dated January 16, 1998, to
          Rights Agreement, dated as of November 1, 1996 between the Company and
          Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
   4.3    First Amendment and Restatement, dated as of April 28, 1995 of
          Indenture, dated July 1, 1994, between the Company and Norwest Bank
          Minnesota, National Association, as Trustee, relating to the Company's
          Unsecured Extendible Notes and Fixed Term Notes, including forms of
          Notes (incorporated by reference to Exhibit No. 4.8.1 to
          Post-Effective Amendment No. 2 on Form S-3 to the Company's
          Registration




          Statement on Form S-1, File No. 33-81512).
   4.4    Indenture dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
   4.5    First Supplemental Indenture, dated as of March 15, 1996, to
          Indenture, dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
   4.6    Indenture dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated
          March 12, 1997 and filed March 18, 1997).
   4.7    First Supplemental Indenture, dated as of March 12, 1997 between the
          Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due
          2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.8 Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant
          Agent (incorporated by reference to Exhibit 4.3 to the Company's
          Current Report on Form 8-K dated March 12, 1997 and filed March 18,
          1997).
   4.9 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed
          March 18, 1997).
   4.10 Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.11   Form of Initial Warrant Certificate (incorporated by reference to
          Exhibit 4.6 to the Company's Current Report on Form 8-K dated
          March 12, 1997 and filed March 18, 1997).
   4.12   Second Supplemental Indenture, dated as of October 8, 1997, to
          Indenture, dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, including form of
          Notes , relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K dated
          October 8, 1997, filed October 15, 1997).
   10.1   Series 1998-A Supplement, dated as of March 25, 1998, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Company, Arcadia Receivables
          Finance Corp., Financial Security Assurance, Inc. and Norwest Bank
          Minnesota, N.A. (filed herewith).
   10.2   Insurance and Indemnity Agreement, dated as of March 25, 1998, among
          Financial Security Assurance, Inc.,  Arcadia Receivables Trust 1998-A,
          Arcadia Receivables Finance Corp. and the Company (filed herewith).
   27.1   Financial Data Schedule (filed herewith).
   99.1   Cautionary Statement (filed herewith).


          (b)  REPORTS ON FORM 8-K

     On January 20, 1998, the Company filed a Current Report on Form 8-K dated January 8, 1998, announcing that the Company had amended its Shareholder Rights Plan to increase the percentage ownership threshold contained in the definition of "Acquiring Person" from 15% to 18%.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ARCADIA FINANCIAL LTD.


     SIGNATURE                       TITLE                           DATE
     ---------                       -----                           ----

 /s/ Richard A. Greenawalt     President, Chief Executive         May 14, 1998
---------------------------    Officer, and Director
     Richard A. Greenawalt

    /s/ John A. Witham         Executive Vice President and       May 14, 1998
---------------------------    Chief Financial Officer
      John A. Witham           (Principal Financial Officer)

    /s/ Brian S. Anderson      Senior Vice President, Corporate   May 14, 1998
---------------------------    Controller and Assistant Secretary
      Brian S. Anderson        (Principal Accounting Officer)

EXHIBIT INDEX

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
   3.1   Restated Articles of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997).
   3.2   Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997).
   4.1   Rights Agreement dated as of November 1, 1996, between the
         Company and Norwest Bank Minnesota, National Association, as
         Rights Agent (incorporated by reference to Exhibit 1 to the
         Company's Registration Statement on Form 8-A filed November 7,
         1996).
   4.2   Amendment No. 1 to Rights Agreement, dated January 16, 1998, to
         Rights Agreement, dated as of November 1, 1996 between the
         Company and Norwest Bank Minnesota, N.A. (incorporated by
         reference to Exhibit 4.1 to the Company's Current Report on Form
         8-K dated January 8, 1998 and filed January 20, 1998).
   4.3   First Amendment and Restatement, dated as of April 28, 1995 of
         Indenture, dated July 1, 1994, between the Company and Norwest
         Bank Minnesota, National Association, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes,
         including forms of Notes (incorporated by reference to Exhibit
         No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to the
         Company's Registration Statement on Form S-1, File
         No. 33-81512).
   4.4   Indenture dated as of March 15, 1996, between the Company and
         Norwest Bank Minnesota, National Association, as Trustee,
         relating to the Company's Subordinated Notes, Series 1996-A due
         2001 (incorporated by reference to Exhibit 4.5 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1996).
   4.5   First Supplemental Indenture, dated as of March 15, 1996, to
         Indenture, dated as of March 15, 1996, between the Company and
         Norwest Bank Minnesota, National Association, as Trustee,
         relating to the Company's Subordinated Notes, Series 1996-A due
         2001 (incorporated by reference to Exhibit 4.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1996).
   4.6   Indenture dated as of March 12, 1997, between the Company and
         Norwest Bank Minnesota, National Association, as Trustee,
         relating to the Company's 11 1/2% Senior Notes due 2007
         (incorporated by reference to Exhibit 4.1 to the Company's
         Current Report on Form 8-K dated March 12, 1997 and filed March
         18, 1997).
   4.7   First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank Minnesota, National Association, as
         Trustee, relating to $300,000,000 of the Company's 11 1/2%
         Senior Notes due 2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on
         Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.8   Warrant Agreement, dated as of March 12, 1997 by and between the
         Company and Norwest Bank Minnesota, National Association, as
         Warrant Agent (incorporated by reference to Exhibit 4.3 to the
         Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.9   Form of Unit (incorporated by reference to Exhibit 4.4 to the
         Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.10  Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on
         Form 8-K dated March 12, 1997 and filed March 18, 1997).
   4.11  Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated
         March 12, 1997 and filed March 18, 1997).
   4.12  Second Supplemental Indenture, dated as of October 8, 1997, to
         Indenture, dated as of March 12, 1997, between the Company and
         Norwest Bank Minnesota, National Association, as Trustee,
         including form of Notes , relating to $75,000,000 of the
         Company's 11 1/2% Senior Notes due 2007 issued October 8,
         1997 (incorporated by reference to Exhibit 4.1 to the Company's
         Current Report on Form 8-K dated October 8, 1997, filed October
         15, 1997).
   10.1  Series 1998-A Supplement, dated as of March 25, 1998, to Spread
         Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Company, Arcadia
         Receivables Finance Corp., Financial Security Assurance, Inc.
         and Norwest Bank



         Minnesota, N.A. (filed herewith).
   10.2 Insurance and Indemnity Agreement, dated as of March 25, 1998, among Financial Security Assurance, Inc., Arcadia Receivables
         Trust 1998-A, Arcadia Receivables Finance Corp. and the Company
         (filed herewith).
   27.1  Financial Data Schedule (filed herewith).
   99.1  Cautionary Statement (filed herewith).

                                  22