Form 10-Q
period 1998-06-30
ARCADIA FINANCIAL LTD
filed 1998-08-10
CIK 879674

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

                      FOR THE QUARTER ENDED JUNE 30, 1998

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

                            ------------------------

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Common Stock of the registrant outstanding as of July 31, 1998 was 39,129,964.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----
    PART I    FINANCIAL INFORMATION
    Item 1.   Consolidated Financial Statements                                3
    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

    PART II   OTHER INFORMATION
    Item 1.   Legal Proceedings                                               22
    Item 2.   Changes in Securities                                           22
    Item 3.   Defaults Upon Senior Securities                                 22
    Item 4.   Submission of Matters to a Vote of Security Holders             22
    Item 5.   Other Information                                               23
    Item 6.   Exhibits and Reports on Form 8-K                                23

    SIGNATURES                                                                26

    EXHIBIT INDEX                                                             27

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

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: delinquency and loan loss rates which vary from assumptions; modifications to the Company's retail disposition program; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit
99.1 filed herewith.

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)          JUNE 30, 1998       DECEMBER 31, 1997
                                                                   ------------------    -----------------
                                            ASSETS

Cash and cash equivalents                                                $     8,160       $   17,274
Due from securitization trust                                                133,551          107,207
Auto loans held for sale                                                      15,480           49,133
Finance income receivable                                                    326,852          371,985
Restricted cash in spread accounts                                           266,682          250,297
Furniture, fixtures and equipment                                             16,756           17,371
Other assets                                                                  30,225           32,483
                                                                        -------------   ----------------
     Total assets                                                          $ 797,706       $ 845,750
                                                                        -------------   ----------------
                                                                        -------------   ----------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                    $   53,962       $   30,880
Other secured borrowings                                                      25,000                -
Senior notes                                                                 366,149          365,640
Subordinated notes                                                            49,681           50,772
Capital lease obligations                                                      4,366            5,368
Deferred income taxes                                                              -           18,846
Accounts payable and accrued liabilities                                      39,368           26,302
                                                                        -------------   ----------------
     Total liabilities                                                       538,526          497,808

Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized:
     Common stock 38,966,697 and 38,813,735 shares issued
     and outstanding, respectively                                               390              388
Additional paid-in capital                                                   323,775          322,819
Retained earnings (deficit)                                                 (64,985)           24,735
                                                                        -------------   ----------------
     Total shareholders' equity                                              259,180          347,942
                                                                        -------------   ----------------
     Total liabilities and shareholders' equity                            $ 797,706        $ 845,750
                                                                        -------------   ----------------
                                                                        -------------   ----------------





            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                            --------------------------  ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1998         1997          1998          1997
                                                            ------------  ------------  ------------  -------------
REVENUES:
  Net interest margin                                         $  14,380      $  16,995     $  29,049      $ 33,721
  Gain (loss) on sale of loans                                  (82,301)        26,459       (51,247)      (51,428)
  Servicing fee income                                           20,184         15,385        39,850        28,683
                                                            ------------  ------------  ------------   -----------
      Total revenues                                            (47,737)        58,839        17,652        10,976

EXPENSES:
  Salaries and benefits                                          15,773         15,115        33,120        29,593
  General and administrative and other operating expenses        38,918         23,810        67,405        49,975
                                                            ------------  ------------  ------------   -----------
      Total operating expenses                                   54,691         38,925       100,525        79,568
  Long-term debt and other interest expense                      12,908         10,651        25,693        18,242
                                                            ------------  ------------  ------------   -----------
      Total expenses                                             67,599         49,576       126,218        97,810
                                                            ------------  ------------  ------------   -----------
  Operating income (loss) before income taxes and
      extraordinary item                                       (115,336)         9,263      (108,566)      (86,834)
  Income tax expense (benefit)                                  (21,419)         3,520       (18,846)      (33,066)
                                                            ------------  ------------  ------------   -----------
  Income (loss) before extraordinary item                       (93,917)         5,743       (89,720)      (53,768)
  Extraordinary item, net of tax                                      -              -             -       (15,828)
                                                            ------------  ------------  ------------   -----------

      Net income (loss)                                       $ (93,917)     $   5,743     $ (89,720)     $(69,596)
                                                            ------------  ------------  ------------   -----------
                                                            ------------  ------------  ------------   -----------

BASIC EARNINGS PER SHARE:
  Net income (loss) per share before extrordinary item        $   (2.41)     $    0.15     $   (2.30)     $  (1.39)
  Extraordinary item per share                                        -              -             -         (0.41)
                                                            ------------  ------------  ------------   -----------
      Net income (loss) per share                             $   (2.41)     $    0.15     $   (2.30)     $  (1.80)
                                                            ------------  ------------  ------------   -----------
                                                            ------------  ------------  ------------   -----------

DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item       $   (2.41)     $    0.15     $   (2.30)     $  (1.39)
  Extraordinary item per share                                        -              -             -         (0.41)
                                                            ------------  ------------  ------------   -----------

      Net income (loss) per share                             $   (2.41)     $    0.15     $   (2.30)     $  (1.80)
                                                            ------------  ------------  ------------   -----------
                                                            ------------  ------------  ------------   -----------
Weighted average shares outstanding:
     Basic                                                   38,966,697     38,702,011    38,965,549    38,558,754
     Diluted                                                 38,966,697     39,182,748    38,965,549    38,558,754




            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           ----------------------------
(DOLLARS IN THOUSANDS)                                         1998            1997
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   (89,720)    $   (69,596)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                  5,138           3,262
  (Increase) decrease in assets:
      Automobile loans held for sale:
        Purchases of automobile loans                       (1,159,784)     (1,557,818)
        Sales of automobile loans                            1,159,976       1,522,135
        Repayments of automobile loans                          33,461          24,496
      Finance income receivable                                 45,133          24,824
      Restricted cash in spread accounts                       (16,385)        (46,666)
      Due from securitization trusts                           (26,344)          8,865
      Prepaid expenses and other assets                          1,026            (733)
  Increase (decrease) in liabilities:
      Deferred income taxes                                    (18,846)        (42,767)
      Accounts payable and accrued liabilities                  13,066          14,794
                                                           ------------    ------------

          Total cash used in operating activities              (53,279)       (119,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment               (2,655)         (5,006)
Collections on subordinated certificates                           527             572
                                                           ------------    ------------
          Total cash used in investing activities               (2,128)         (4,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                         304           2,485
Proceeds from borrowings under warehouse facilities          1,512,737       1,074,410
Repayment of borrowings under warehouse facilities          (1,489,655)     (1,087,828)
Proceeds from other secured borrowings                          25,000               -
Unsecured subordinated notes, net                               (1,091)         (1,947)
Repayments of long-term debt                                         -        (145,000)
Proceeds from issuance of long term debt                             -         300,000
Deferred debt issuance cost                                          -          (5,127)
Reduction of capital lease obligations                          (1,002)         (1,277)
                                                           ------------    ------------
          Total cash provided by financing activities           46,293         135,716
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents            (9,114)         12,078
Cash and cash equivalents at beginning of period                17,274          16,057
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $     8,160     $    28,135
                                                           ------------    ------------
                                                           ------------    ------------

Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                      -     $       132
  Cash paid for:
    Interest                                               $    29,480     $    14,656


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                              --------------------------------------------------------------------------
                                                NUMBER OF                      ADDITIONAL       RETAINED
                                                 COMMON         COMMON PAR       PAID IN        EARNINGS
                                                 SHARES           VALUE          CAPITAL        (DEFICIT)       TOTAL
                                              --------------  --------------  --------------  --------------  ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1997                      38,813,735         $388          $322,819        $ 24,735     $ 347,942
Exercise of options and warrants                    39,357            1               104               -           105
Issuance of Common Stock:
    Benefit plans                                  113,605            1               198               -           199
Amortization of deferred compensation                    -            -               654               -           654
Net loss                                                 -            -                 -         (89,720)      (89,720)
                                              --------------  --------------  --------------  --------------  ----------

BALANCE, JUNE 30, 1998                          38,966,697         $390          $323,775        $(64,985)    $ 259,180
                                              --------------  --------------  --------------  --------------  ----------
                                              --------------  --------------  --------------  --------------  ----------
















            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1998


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

     Certain reclassifications have been made to the June 30, 1997 balances to conform to current period presentation.

     USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of finance income receivable and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. The Company's estimation process is evaluated on a regular basis and modified when deemed necessary. Modifications to the estimation process may result in changes in estimates utilized to determine the carrying value of finance income receivable. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles. The range of assumptions, as well as actual performance, are reflective of the risk characteristics of the loans within specific securitization pools.

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998

2.   FINANCE INCOME RECEIVABLE

     The following table sets forth the components of finance income receivable:

                                                                                       AT             AT
                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1998           1997
                                                                                  ------------   ------------
     (DOLLARS IN THOUSANDS)
     Estimated cash flows on loans sold, net of estimated prepayments               $ 899,783       $ 735,557
     Deferred servicing income                                                       (102,855)        (88,282)
     Reserve for loan losses                                                         (429,182)       (235,599)
                                                                                  ------------   ------------

     Undiscounted cash flows on loans sold, net of estimated prepayments              367,746         411,676
     Discount to present value                                                        (40,894)        (39,691)
                                                                                  ------------   ------------
                                                                                    $ 326,852       $ 371,985
                                                                                  ------------   ------------
                                                                                  ------------   ------------

         Reserve for loan losses as a percentage of servicing portfolio                  8.44%           4.75%

     The following represents the roll-forward of the finance income receivable balance:

     (DOLLARS IN THOUSANDS)
     BALANCE, DECEMBER 31, 1997                                                                     $ 371,985
     Estimated cash flows on loans sold, net of estimated prepayments                                 126,389
     Recognition of present value effect of discounted cash flows                                      11,739
        Less:
     Excess cash flows deposited to spread accounts                                                   (68,761)
     Changes in estimates of charge-offs, recovery rates and prepayments                             (114,500)
                                                                                                    ----------
     BALANCE, JUNE 30, 1998                                                                         $ 326,852
                                                                                                    ----------
                                                                                                    ----------

3.   RESTRICTED CASH IN SPREAD ACCOUNTS

     The following represents the roll-forward of restricted cash in spread accounts:

     (DOLLARS IN THOUSANDS)
     BALANCE, DECEMBER 31, 1997                                                                      $250,297
     Excess cash flows deposited to spread accounts                                                    68,761
     Interest earned on spread accounts                                                                 7,314
       Less:
     Excess cash flows released to the Company (1)                                                    (59,690)
                                                                                                    ----------
     BALANCE, JUNE 30, 1998                                                                          $266,682
                                                                                                    ----------
                                                                                                    ----------

--------------
(1) Includes $7.0 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998


4.   OTHER ASSETS

                                                                AT             AT
                                                             JUNE 30,      DECEMBER 31,
                                                               1998           1997
                                                            -----------    -----------
     (DOLLARS IN THOUSANDS)
     Advances due to servicer                                  $ 5,612        $ 6,072
     Deferred debt issuance costs                               10,814         11,518
     Investment in subordinated certificates                     2,337          2,864
     Servicing fee receivable                                    4,706          4,389
     Prepaid expenses                                            1,275          1,078
     Repossessed assets                                            397          1,181
     Other assets                                                5,084          5,381
                                                            -----------    -----------

                                                               $30,225        $32,483
                                                            -----------    -----------
                                                            -----------    -----------

5.   SUBORDINATED NOTES

                                                                 AT              AT
                                                              JUNE 30,       DECEMBER 31,
                                                                1998            1997
                                                             -----------     -----------
     (DOLLARS IN THOUSANDS)
     Senior subordinated notes, Series 1996-A                   $30,000         $30,000
     Junior subordinated notes                                   19,681          20,772
                                                             -----------     -----------
                                                                $49,681         $50,772
                                                             -----------     -----------
                                                             -----------     -----------

6.   OTHER SECURED BORROWINGS

     In May 1998, the Company and its provider of asset-backed securities insurance (FSA) entered into an arrangement whereby FSA allowed the Company to receive $25 million of excess cash flows from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and FSA. The Company pays a monthly fee to FSA to maintain the arrangement. The $25 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replenishment period will begin in May 1999, unless the terms of the arrangement are extended.

                             ARCADIA FINANCIAL LTD.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE QUARTER ENDED JUNE 30, 1998


7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for each of the three and six month periods ended June 30:

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      ----------------------------  ---------------------------
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)           1998           1997          1998           1997
                                                      -------------  -------------  ------------  -------------
    Numerator:
        Net income (loss ) before
          extraordinary item                             $(93,917)       $  5,743     $(89,720)       $(53,768)
                                                        ----------     ----------    ----------      ----------
                                                        ----------     ----------    ----------      ----------

    Denominator:
        Denominator for basic earnings per
          share - weighted average shares               38,966,697     38,702,011    38,965,549      38,558,754
        Dilutive effect of options and warrants (1)              -        480,737             -               -
                                                        ----------     ----------    ----------      ----------

        Denominator for diluted earnings per
          share - adjusted weighted average
          shares                                        38,966,697     39,182,748    38,965,549      38,558,754
                                                        ----------     ----------    ----------      ----------

    Basic earnings (loss) per share before
      extraordinary item                                 $  (2.41)       $   0.15     $  (2.30)       $  (1.39)
                                                        ----------     ----------    ----------      ----------
                                                        ----------     ----------    ----------      ----------

    Diluted earnings (loss) per share before
       extraordinary item                                $  (2.41)       $   0.15     $  (2.30)       $  (1.39)
                                                        ----------     ----------    -----------     ----------
                                                        ----------     ----------    -----------     ----------

------------

(1) For the three and six months ended June 30, 1998 and the six months ended June 30, 1997, the weighted average shares under the diluted computation have an anti-dilutive effect; therefore diluted earnings per share are shown equal to basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's revenues are derived from the purchase, securitization and servicing of consumer automobile loans originated in 45 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers (or "hubs") located in 15 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

RESULTS OF OPERATIONS

     CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES

     Included in the Company's financial results for the three and six months ended June 30, 1998, are two non-cash charges totaling $125 million. The non-cash charges include a pre-tax $114.5 million charge to gain on sale of loans associated with a change in accounting estimates to reflect (i) a higher estimate of the frequency of defaulted receivables (ii) a reduction in assumed loan loss recovery rates, (iii) a reduction in estimated voluntary loan prepayments, and (iv) additions to general reserves applicable to unanticipated changes in the future performance of the existing portfolio of receivables. An additional $10.5 million pre-tax charge relates to the elimination of the Company's retail remarketing program and other organizational changes designed to improve future operating efficiencies.

     Historically, management's estimate of the frequency of loan defaults was based on actual credit performance incurred to date segregated by each securitization transaction and loan product (Premier and Classic) as well as comparisons to externally-generated industry information when available. In response to a perception of increased risk within the consumer finance industry and the Company's dependence on internal historical experience as an indicator of future credit performance, management commenced a project to identify what it hoped would be a more predictive alternative to estimating future performance of its servicing portfolio to not only improve the Company's assessment of its finance income receivable carrying amount but also to enhance the Company's pricing of its loan products. This project focused on identifying correlations between the credit performance of the loans in the Company's servicing portfolio and the credit characteristics of each contract at the time of origination, including externally-developed credit score, loan-to-value ratio, debt-to-income ratio and payment-to-income ratio. The Company's decision to obtain and utilize a credit score from a nationally recognized independent credit scoring company rather than utilizing its own internally-developed credit score was based on its desire to reduce the subjectivity of the analysis. As a result of this project, management determined that the combination of externally-developed credit score and loan-to-value ratio was most predictive of future loan performance. Using the information derived from this process, management was then able to segregate the loans in its servicing portfolio into eight distinct tranches of credit performance that management believes provide a higher level of precision in estimating future default experience than its previous methodology. As a result, management determined in June 1998 that it was necessary to revise its estimate with respect to the frequency of future loan defaults and reduce the carrying value of its finance income receivable by approximately $67 million.

     In addition to the frequency of loan defaults, the valuation of the Company's finance income receivable is based in part on an estimate of the recovery upon the disposition of repossessed vehicles. Although the Company was reserved for and realized recovery rates slightly above 50% on the sale of repossessed vehicles during the first six months of 1998, management believes that market pressure on used car prices will force future recovery rates downward and therefore, believes that it is appropriate to lower the estimated recovery rate to 45%. This decrease to the Company's estimated recovery rate, taking into consideration the increase in the estimated frequency of defaults discussed above, led to a further reduction in the carrying value of finance income receivable of approximately $51 million.

         A third component in the valuation of finance income receivable is an estimate of the amount and timing of voluntary prepayments of loans. Historically, management has estimated the percentage of receivables it expects to prepay on a monthly basis and has assumed that such monthly prepayment speed would remain constant throughout the life of the securitization trust. A detailed analysis of the Company's actual prepayment data indicated, however, that for an extended period of time prepayment speeds have performed slower than expected and have progressively declined as a securitization trust ages. As a result, management determined that it was appropriate to reduce its prepayment speed assumption, which resulted in an increase to its finance income receivable carrying value of approximately $49 million.

         Finally, to provide for current uncertainties related to the consumer finance industry and the remaining subjectivity of the estimates used in valuing the finance income receivable, management believes that it was appropriate to increase its finance income receivable reserves by an additional $45.5 million.

           Also during the second quarter of 1998, the Company decided to discontinue its retail remarketing operations and finalized plans aimed at reducing infrastructure costs and improving operating efficiencies. After a detailed review during the past 18 months, the Company determined that its retail remarketing operation which was responsible for the liquidation of repossessed vehicles through retail consignment lots did not provide an adequate risk-adjusted return commensurate with the attention necessary by management to operate such strategy and therefore decided to cease such operations. Also during this time period, the Company conducted an exhaustive study of substantially all Company functions and developed a plan which includes further consolidation of the Company's servicing and collection operations into its four regional collection centers and streamlining of other operating procedures. As a result, the Company has recognized a $10.5 million pre-tax charge through other operating expenses associated with estimated severance and benefit costs, termination or subleasing of certain lease commitments, and legal expenses associated with the operational changes.

         Included in the Company's financial results during the three and six month periods ended June 30, 1997, are two special charges taken in March 1997. These charges included a non-cash pre-tax charge of approximately $103 million, due primarily to a change in accounting estimate related to the assumed recovery rates on repossessed vehicles and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (the "13% Notes").

         NET INTEREST MARGIN. The components of net interest margin for each of the three and six months ended June 30 were:

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                          ---------------------   ---------------------
                                                             1998        1997        1998        1997
                                                          ----------  ----------  ----------  ---------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                              $ 6,753    $ 8,961       $13,032     $17,131
Interest income on short-term investments
   and other cash accounts                                   2,887      3,474         5,947       6,492
Recognition of present value discount                        5,440      4,736        11,739      10,932
Provision for credit losses on loans held for sale            (700)      (176)       (1,669)       (834)
                                                          ----------  ----------  ----------  ---------

   Net interest margin                                     $14,380    $16,995       $29,049     $33,721
                                                          ----------  ----------  ----------  ---------
                                                          ----------  ----------  ----------  ---------

     Net interest margin declined 15% and 14% during the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. The decline in net interest margin is primarily due to a reduction in the average balance of loans held for sale pending securitization and an increase in the provision for credit losses on loans held for sale to reflect an increased proportion of Classic loan purchases, partially offset by wider net interest rate spreads earned on loans held for sale.

         A 22% and 24% decline in loan purchasing volume (see table below) and the timing of securitization transactions during the three and six months ended June 30, 1998, respectively, resulted in a reduction in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $191.4 million and $187.3 million, respectively, down from $255.0 million and $246.0 million in the same periods of 1997, respectively. The decline in purchasing volume is primarily due to the Company's emphasis on more selective loan purchases. During the three and six months ended June 30, 1998, the weighted average net interest rate spread earned rose to 11.04% and 11.23% respectively, compared with 9.82% and 9.93%, respectively, during the same periods in 1997. The rise in net interest rate spread earned on loans held for sale is principally due to higher average annual percentage rates ("APRs") paid by obligors primarily resulting from a greater proportion of loan volume consisting of higher rate Classic loans.

         The Company's loan purchasing and securitization volume for each of the three and six months ended June 30 are set forth in the table below.

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30,                        JUNE 30,
                                  ------------------------------  ------------------------------
                                       1998            1997            1998            1997
                                  --------------  --------------  --------------  --------------
(DOLLARS IN THOUSANDS)
Premier                              $161,555        $358,543       $  333,838       $  761,738
Classic                               411,325         379,959          823,015          758,636
                                  --------------  --------------  --------------     -----------

   Total loans purchased             $572,880        $738,502       $1,156,853       $1,520,374
                                  --------------  --------------  --------------     -----------
                                  --------------  --------------  --------------     -----------

Automobile loans securitized         $571,782        $747,391       $1,159,976       $1,522,135

     GAIN ON SALE OF LOANS. During the three months ended June 30, 1998, the Company recognized a non-recurring pre-tax charge to gain on sale of loans of $114.5 million resulting in a loss on sale of loans of $82.3 million and $51.2 million for the three and six months ended June 30, 1998, respectively. Included in gain on sale of loans during the six months ended June 30, 1997 was a non-recurring pre-tax charge of $98.0 million resulting in a loss on sale of loans of $51.4 million. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for discussion of these charges. Excluding these charges, gain on sale of loans increased 22% and 36% during the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. The increases are primarily due to a widening of the gross interest spread earned on loans securitized (see table below) and a decline in the average participation rate paid to dealers for loan originations, partially offset by the decrease in loan securitization volume.

         The following table summarizes the Company's gross interest rate spreads for each of the three and six month periods ended June 30:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                   ----------------------    ------------------------
                                                     1998         1997          1998          1997
                                                   ---------    ---------    ----------    ---------
Weighted average APR of loans securitized            17.06%       15.83%       17.05%        15.65%
Weighted average securitization rate                  5.97         6.50         5.97          6.51
                                                   ---------    ---------    ----------    ---------
       Gross interest rate spread (1)                11.09%        9.33%       11.08%         9.14%
                                                   ---------    ---------    ----------    ---------
                                                   ---------    ---------    ----------    ---------

-----------
(1)  Before gains/losses on hedging transactions.

         The rise in gross interest rate spread during the three and six months ended June 30, 1998 is primarily due to an increased proportion of higher-yielding Classic loans, resulting in an increased average APR earned on loans purchased and subsequently securitized, and due to a reduction in the securitization interest rate primarily reflecting a general decline in market interest rates.

         Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, participations paid as a percentage of the principal balance of loans purchased declined to 2.80% and 2.83% during the three and six months ended June 30, 1998, from 3.14% and 3.20%, respectively, in the same periods a year ago.

         Gain on sale of loans has been adjusted for net realized losses on hedging transactions of $2.6 million and $8.4 million during the three and six months ended June 30, 1998, compared with net realized losses of $1.6 million and $0.2 million, respectively, in the same periods a year ago.

         SERVICING FEE INCOME. The components of servicing fee income for each of the three and six months ended June 30 were:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                     -------------------------   -----------------------
                                        1998          1997          1998         1997
                                     -----------   -----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income        $14,251       $11,047      $28,179      $20,525
Other servicing income                    5,933         4,338       11,671        8,158
                                     -----------   -----------   ----------   ----------

   Total servicing fee income           $20,184       $15,385      $39,850      $28,683
                                     -----------   -----------   ----------   ----------
                                     -----------   -----------   ----------   ----------

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

     Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates and growth in the Company's servicing portfolio compared to the same periods a year ago and increased collection account interest attributable to the growth in the average servicing portfolio outstanding.

     The following table reflects the growth in the Company's servicing portfolio from June 30, 1997 to June 30, 1998:

                                                                          AT JUNE 30,
                                                                   -----------------------
                                                                      1998         1997
                                                                   ----------   ----------
       (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
       Principal balance of automobile loans held for sale         $   14,726   $   51,487
       Principal balance of loans serviced under securitizations    5,070,879    4,462,522
                                                                   ----------   ----------
       Servicing portfolio                                         $5,085,605   $4,514,009
                                                                   ----------   ----------
                                                                   ----------   ----------
       Average unpaid principal balance (actual dollars)           $   11,609   $   12,382
       Number of loans serviced                                       438,063      364,553

     The Company's servicing portfolio increased 13% from June 30, 1997 to June 30, 1998. This increase reflects loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans during the first six months of 1998 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in loan-to-value ratios on loan purchases during the past 18 months.

     The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at June 30, 1998.

     OPERATING EXPENSES. During the three and six months ended June 30, 1998, salaries and benefits increased 4% and 12%, respectively, from the same periods a year ago. Beginning in the first quarter of 1998, the Company began to move collection personnel out of buying centers into centralized sites to better leverage collections resources and technology and to control collection processes more tightly. While this organizational change has resulted in a reduction in the number of collection personnel, primarily due to anticipated improvements in efficiencies and a temporary delay in the staffing of the new centralized sites, it has also had the effect of increasing salaries and benefits during the second quarter and first six months of 1998 over the same periods in 1997 due to severance expenses associated with the change.

     Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, increased 63% and 35% for the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. Included in operating costs during the three and six months ended June 30, 1998 is a pre-tax charge of approximately $10.5 million. This charge is related to the elimination of the Company's retail remarketing program and other organizational changes designed to improve operating efficiency. (See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). Included in operating costs during the first six months of 1997 was a pre-tax charge of approximately $5.0 million primarily related to legal costs and severance expenses for certain former executives of the Company. Excluding these charges, other operating costs increased 19% and 27% for the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. The increase in other operating costs is primarily a result of the higher percentage of Classic program loans in the portfolio, since these loans generally require greater collection efforts and related costs (including increased telephone, fax, postage and repossession expenses) than Premier program loans.

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

     The costs associated with the Year 2000 project will be primarily for the purchase of the new software being developed to replace and enhance the Company's current operating systems. Consistent with its capitalization policy, the costs of the Company's new operating software will be capitalized and amortized over its expected useful life. As such, the Company believes that the impact of the Year 2000 issue will not have a material effect on the Company's results of operations.

     LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 21% and 41% for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily due to the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes ("the Senior Notes") in March 1997 and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of the 13% Notes in March 1997.

     EXTRAORDINARY ITEM. In March 1997, the Company issued $300.0 million of its Senior Notes and utilized approximately $173.5 million of the proceeds to repurchase and covenant defease the Company's $145.0 million of 13% Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and additional professional fees incurred to retire such debt were treated as an extraordinary item, net of tax.

     FINANCIAL CONDITION

     FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $326.9 million at June 30, 1998 from $372.0 million at December 31, 1997. This 12% decrease reflects a non-recurring $114.5 million pre-tax charge during the second quarter (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES") partially offset by amounts capitalized upon completion of the Company's first and second quarter securitizations related to the present value of estimated cash flows.

     RESTRICTED CASH IN SPREAD ACCOUNTS. Restricted cash in spread accounts increased to $266.7 million at June 30, 1998 from $250.3 million at December 31, 1997. This increase reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows in restricted cash accounts to reach levels defined within each securitization agreement, partially offset by the release of excess cash flows to the Company through its wholly-owned subsidiary, Arcadia Receivables Finance Corp.

     DEFERRED INCOME TAX. There were no deferred income taxes at June 30, 1998 compared with a net deferred tax liability of $18.8 million at December 31, 1997. This decrease reflects the recognition of a portion of the tax benefit from the current quarter loss from operations. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a valuation allowance during the quarter ended June 30, 1998. The valuation allowance was established to offset the deferred tax asset associated with the Company's net operating loss carryforward resulting in no net deferred income taxes at June 30, 1998.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities increased 50% to $39.4 million at June 30, 1998 as compared with $26.3 million at December 31, 1997. This increase is primarily due to accruals recorded during the second quarter of 1998 related to the elimination of the Company's retail remarketing program and other organizational changes designed to improve operating efficiency (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES").

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

     The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of loans are charged against applicable allowances.

DELINQUENCY EXPERIENCE (1):

                                                   JUNE 30, 1998                    DECEMBER 31, 1997
                                            -----------------------------    -----------------------------
                                              NUMBER OF                        NUMBER OF
                                               LOANS           BALANCE          LOANS           BALANCE
                                            -------------    ------------    -------------    ------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period           438,063        $5,085,605         411,429       $4,956,090
Delinquencies:
  31-60 days                                     8,172        $   96,169           8,297       $  100,161
  61-90 days                                     3,740            44,733           3,635           45,485
  91 days or more                                4,685            51,810           3,019           34,047
                                            -------------    ------------    -------------    ------------

Total loans delinquent 31 or more days          16,597        $  192,712          14,951       $  179,693
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                3.79%             3.79%           3.63%            3.63%
Amount in repossession (3)                       4,184        $   28,861           6,083       $   55,300
                                            -------------    ------------    -------------    ------------

Total delinquencies and amount in
  repossession (2) (3)                          20,781        $  221,573          21,034       $  234,993
                                            -------------    ------------    -------------    ------------
                                            -------------    ------------    -------------    ------------

-----------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)  Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been charged-off but not yet liquidated.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998             1997            1998            1997
                                                                 -------------    -----------    -------------    -----------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period         $5,049,786       $4,335,962      $5,025,684      $4,150,719

Average number of loans outstanding during the period                432,007          340,143         425,408         324,169
Number of charge-offs                                                  8,677            5,672          16,274          10,365

Gross charge-offs (2)                                             $   78,947       $   33,261      $  131,426      $   79,671
Recoveries (3)                                                         4,172            2,533          7,748           4,413
                                                                 -------------    -----------    -------------    -----------

Net losses                                                        $   74,775       $   30,728      $  123,678      $   75,258
                                                                 -------------    -----------    -------------    -----------
                                                                 -------------    -----------    -------------    -----------
Annualized gross charge-offs as a percentage of average
  servicing portfolio                                                   6.25%            3.07%            5.23%          3.84%
Annualized net losses as a percentage of average
   servicing portfolio                                                  5.92%            2.83%            4.92%          3.63%

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

     The increase in delinquency rate at June 30, 1998, compared with December 31, 1997, reflects the continued rise in the proportion of Classic loans in the Company's servicing portfolio, which approximated 50% of loans serviced at June 30, 1998, compared with 43% at December 31, 1997. Repossessed inventory has decreased since December 31, 1997, primarily due to the Company's decision to increase its use of wholesale disposition channels to liquidate repossessed vehicles. During the first six months of 1998 the Company sold approximately 74% of its repossessed inventory through wholesale channels compared with 45% in the same period a year ago.

     Annualized gross charge-offs and net losses during the three and six month periods ended June 30, 1998, include a charge of 1.72% and 0.86%, respectively, representing the impact of a write-down of current inventory resulting from a revision to the estimate of net realizable value (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES") and the write-off of all remaining problem loans from one of the Company's original consignment dealers which it has since ceased doing business. The remaining increase in gross charge-offs and net losses during the three and six months ended June 30, 1998, compared to the same periods a year ago primarily reflects the continued rise in the proportion of Classic loans in the Company's servicing portfolio and the increase in the utilization of wholesale disposition channels. As previously discussed, the Company announced that it is planning to discontinue the sale of repossessed vehicles through retail disposition channels and anticipates that it will be completely out of these operations by the end of 1998 (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). The Company believes that its decision to discontinue its retail remarketing operations will enable it to better manage its level of repossessed inventory and improve the timing of excess cash flows released to the Company from securitization trusts as a result of an increase in the speed at which repossessed vehicles can be liquidated.

LIQUIDITY

     The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization,
(ii) payment of dealer participations, (iii) cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, from excess cash flow received from securitization trusts and from fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company may require additional capital in the future to fund continued negative cash flows, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

     PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because advance rates under the warehouse facilities generally provide funds from 93% to 97% of the principal balance of the loans, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. The Company purchased $1.2 billion of loans during the first six months of 1998 compared to $1.5 billion during the same period in 1997.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the six months ended June 30, 1998 were $32.7 million, or approximately 2.83% of the principal balance of loans purchased, compared with $48.7 million, or approximately 3.20% of loans purchased, during the same period in 1997. The decrease in dealer participations as an aggregate amount and as a percentage of loans purchased reflects the growth in volume in Classic loans, which are generally associated with lower dealer participations.

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for certain securitizations prior to the third quarter of 1997, the Company has been required to provide initial cash deposits into the spread accounts. The Company had $266.7 million of restricted cash in spread accounts at June 30, 1998, compared with $250.3 million at December 31, 1997. The increase in restricted cash in spread accounts reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows.

     The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% of the principal amount of the asset-backed securities sold in the securitizations.

     ADVANCES DUE TO SERVICER. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments from borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event it expects to recover such advances through payments from the obligor over the life of the loan.

     REPOSSESSED INVENTORY. At June 30, 1998, repossessed inventory managed or owned by the Company and held for resale was $28.9 million, compared with $55.3 million at December 31, 1997. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At June 30, 1998, repossessed inventory was 0.6% of the total servicing portfolio compared with 1.1% at December 31, 1997. In June 1998, the Company decided to discontinue liquidating its repossession inventory through retail disposition channels and begin disposing of its repossessed vehicles exclusively through wholesale auctions (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions and generally lower wholesale used car prices.

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

     PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable but, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first six months of 1998, the Company received $59.6 million of excess cash flow, compared with $33.7 million during the same six months in 1997. Included in the 1998 cash released from spread accounts is $7.0 million of cash which is restricted pursuant to an arrangement between the Company and its asset-backed securities insurance provider.

     SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans subsequently securitized. The Company also receives collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. During the six months ended June 30, 1998 and 1997, the Company received cash for such servicing in the amount of $39.2 million and $27.5 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At June 30, 1998, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $875.0 million, of which $821.0 million was available. Based on anticipated loan purchasing volume during the next few quarters, the Company decided to terminate one of its warehouse facilities with a capacity of $175.0 million in July 1998, and eliminate the related commitment fees. The remaining facilities expire in October 1998 and July 1999, subject to renewal or extension at the lenders' option. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities.

     SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the six months ended June 30, 1998, all of which were publicly issued and rated "AAA/Aaa".

                                                  REMAINING                                CURRENT
                                    REMAINING    BALANCE AS A   CURRENT      WEIGHTED       GROSS
                                    BALANCE AS    PERCENTAGE    WEIGHTED     AVERAGE       INTEREST
                         ORIGINAL   OF JUNE 30,  OF ORIGINAL    AVERAGE    SECURITIZATION    RATE
DATE                     BALANCE       1998        BALANCE        APR          RATE         SPREAD
----------------------  ----------  ----------  -------------  ----------  --------------  ----------
(DOLLARS IN THOUSANDS)
March 1998              $  525,000  $  492,057     93.73%        17.15%         5.93%        11.22%
June 1998 (1)              550,000     532,293     96.78%        17.26%         5.97%        11.29%
                        ----------  ----------
                        $1,075,000  $1,024,350
                        ----------  ----------
                        ----------  ----------

----------------------
(1) As of June 30, 1998, the Company had delivered $536.6 million of automobile loans and $13.4 million of cash remained in the pre-funded portion of the trust.

     HEDGING STRATEGY

     The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward US Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. The Company receives the up-front gains or losses back over time through a lower or higher spread, respectively, at the time of securitization. During the first six months of 1998, the Company had net realized losses on hedging transactions of $8.4 million. The Company had unrealized losses on hedge contracts of $1.0 million that remain outstanding at June 30, 1998.

     OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations. No such offerings were completed by the Company during the first six months of 1998.

     In May 1998, the Company and its provider of asset-backed securities insurance (FSA) entered into an arrangement whereby FSA allowed the Company to receive $25 million of excess cash flows from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and FSA. The Company pays a monthly fee to FSA to maintain the arrangement. The $25 million will be replenished in relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replenishment period will begin in May 1999, unless the terms of the arrangement are extended.

                            PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company resolved Powell et al. v. Arcadia Financial Ltd. et al. through the mediation process on June 5, 1998. The terms of the settlement included the Company's agreement to pay $2.9 million to the plaintiffs and their attorneys and to release the plaintiffs from any debt to the Company. In exchange, the Company received approximately 95 vehicles, a release of the plaintiffs' claims against the Company and assignment of the plaintiffs' claims against certain of the co-defendants.

     Under the applicable Securities and Exchange Commission rules, there is no further new information with respect to legal proceedings that the Company is required to report in connection with this Quarterly Report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES

     On May 1, 1998 the Company exercised its right of optional redemption and redeemed all of its outstanding 13% Senior Notes due 2000 from holders who had not elected to have their notes repurchased in March 1997. The redemption price of $7,890,150 consisted of $6,861,000 in principal, $445,965 in interest and $583,185 in premium, as provided for in the related Indenture. Funds utilized for the redemption were deposited with the Trustee in March 1997, when the 13% Senior Notes were covenant defeased and removed from the balance sheet of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURING HOLDERS

     On May 28, 1998, the Company held its annual shareholder's meeting. There were 38,966,455 shares of common stock outstanding and entitled to vote on the record date (March 30, 1998), and a total of 36,655,989 shares (94.07%) were represented at the meeting in person or by proxy. The following summarizes vote results for the proposals submitted to the Company's shareholders.

     1. Proposal to elect nine directors, each for a one-year term.

                                         FOR              WITHHELD
                                     --------------     ------------
          Scott H. Anderson          35,622,144          1,033,845
          Lawerence H. Bistodeau     35,876,745            779,244
          Robert J. Cresci           35,870,359            785,630
          James L. Davis             35,615,976          1,040,013
          Richard A. Greenawalt      35,657,945            998,044
          Warren Kantor              35,506,078          1,149,911
          Robert A. Marshall         35,884,049            771,940

     2. Proposal to amend the Company's Bylaws to set the number of Directors within a range of no fewer than five and no more than eleven, and to grant the Board of Directors the authority to determine from time to time the actual number of Directors within that range.

            FOR           AGAINST        ABSTAIN      BROKER NON-VOTE
         35,291,209      1,019,019       345,761             0

     3. Proposal to approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance under the Plan.

            FOR           AGAINST        ABSTAIN      BROKER NON-VOTE
         34,552,170      1,740,227       363,592             0

     4. Proposal to approve the grant of a stock option to Warren Kantor.

            FOR           AGAINST        ABSTAIN      BROKER NON-VOTE
         32,312,262      3,767,302       576,425             0

     5. Ratification of selection of independent public accountants.

            FOR           AGAINST        ABSTAIN      BROKER NON-VOTE
         36,152,503       276,314        227,172             0

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

10.1      Series 1998-B Supplement, dated as of June 23, 1998, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated as of June 23, 1998, among the Company, Arcadia
          Receivables Finance Corp., Financial Security Assurance, Inc. and
          Norwest Bank Minnesota, N.A. (filed herewith).

10.2      Insurance and Indemnity Agreement, dated as of June 23, 1998, among
          Financial Security Assurance, Inc., Arcadia Automobile Receivables
          Trust 1998-B, Arcadia Receivables Finance Corp. and the Company
          (filed herewith).

10.3      Amendment Agreement No. 1 dated as of June 9, 1998 to the
          Receivables Funding and Servicing Agreement dated as of October 17,
          1997 among Arcadia Receivables Finance Corp. III, Arcadia Financial
          Ltd., DLJ Mortgage Capital, Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.4      Amendment Agreement No. 2 dated as of July 17, 1998 to the
          Receivables Funding and Servicing Agreement dated as of October 17,
          1997 among Arcadia Receivables Finance Corp. III, Arcadia Financial
          Ltd., DLJ Mortgage Capital, Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.5      Trust Agreement dated as of July 21, 1998 between Arcadia
          Receivables Finance Corp. and Wilmington Trust Company (filed herewith).

10.6 Amended and Restated Receivables Purchase Agreement and Assignment dated as of July 21, 1998 between Arcadia Receivables Finance Corp.
          and Arcadia Financial Ltd. (filed herewith).

10.7      Amended and Restated Sale and Servicing Agreement dated as of July
          21, 1998 by and among Arcadia Automobile Receivables Warehouse
          Trust, Arcadia Receivables Conduit Corp., Arcadia Receivables
          Finance Corp., Arcadia Financial Ltd., Bank of America National
          Trust and Savings Association, Morgan Guaranty Trust Company of New
          York and Norwest Bank Minnesota, National Association (filed herewith).

10.8 Amended and Restated Security Agreement dated as of July 21, 1998 by and among Arcadia Financial

          Ltd., Arcadia Receivables Finance Corp., Arcadia Receivables Conduit Corp., Arcadia Automobile Receivables Warehouse Trust, Financial Security Assurance Inc., Bank of America National Trust and Savings Association and Norwest Bank Minnesota, National Association (filed herewith).

10.9 US $400,000,000 Floating Rate Variable Funding, FSA Insured, Automobile Receivables-Backed Amended and Restated Note Purchase Agreement dated as of July 21, 1998 by and among Arcadia Automobile Receivables Warehouse Trust, Arcadia Financial Ltd., Receivables Capital Corporation, Bank of America National Trust and Savings Association, Delaware Funding Corporation, and Morgan Guaranty Trust Company of New York (file herewith).

10.10 Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among Financial Security Assurance Inc., Arcadia Financial Ltd., Arcadia Receivables Finance Corp., and Arcadia Automobile Receivables Warehouse Trust (filed herewith).

10.11 Warehouse Series Supplement, dated as of December 3, 1996 as amended and restated as of July 21, 1998 Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among Arcadia Financial Ltd., Arcadia Receivables Finance Corp., Financial Security Assurance Inc., and Norwest Bank Minnesota, National Association (filed herewith).

10.12 Spread Account Agreement as amended and restated as of July 21, 1998 by and among Arcadia Financial Ltd., Arcadia Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association (filed herewith).

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


                             ARCADIA FINANCIAL LTD.

        SIGNATURE                                         TITLE                                DATE
        ---------                                         -----                                ----
/s/ Richard A. Greenawalt          President, Chief Executive Officer, and Director        August 10, 1998
-------------------------
  Richard A. Greenawalt

   /s/ John A. Witham              Executive Vice President and Chief Financial Officer    August 10, 1998
-------------------------           (Principal Financial Officer)
    John A. Witham

  /s/ Brian S. Anderson            Senior Vice President, Corporate Controller and         August 10, 1998
-------------------------           Assistant Secretary (Principal Accounting Officer)
    Brian S. Anderson

EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
  --      -----------
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

10.1      Series 1998-B Supplement, dated as of June 23, 1998, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated as of June 23, 1998, among the Company, Arcadia
          Receivables Finance Corp., Financial Security Assurance, Inc. and
          Norwest Bank Minnesota, N.A. (filed herewith).

10.2      Insurance and Indemnity Agreement, dated as of June 23, 1998, among
          Financial Security




          Assurance, Inc., Arcadia Automobile Receivables Trust 1998-B,
          Arcadia Receivables Finance Corp. and the Company (filed herewith).

10.3      Amendment Agreement No. 1 dated as of June 9, 1998 to the
          Receivables Funding and Servicing Agreement dated as of October 17,
          1997 among Arcadia Receivables Finance Corp. III, Arcadia Financial
          Ltd., DLJ Mortgage Capital, Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.4      Amendment Agreement No. 2 dated as of July 17, 1998 to the
          Receivables Funding and Servicing Agreement dated as of October 17,
          1997 among Arcadia Receivables Finance Corp. III, Arcadia Financial
          Ltd., DLJ Mortgage Capital, Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.5      Trust Agreement dated as of July 21, 1998 between Arcadia
          Receivables Finance Corp. and Wilmington Trust Company (filed herewith).

10.6 Amended and Restated Receivables Purchase Agreement and Assignment dated as of July 21, 1998 between Arcadia Receivables Finance Corp.
          and Arcadia Financial Ltd. (filed herewith).

10.7      Amended and Restated Sale and Servicing Agreement dated as of July
          21, 1998 by and among Arcadia Automobile Receivables Warehouse
          Trust, Arcadia Receivables Conduit Corp., Arcadia Receivables
          Finance Corp., Arcadia Financial Ltd., Bank of America National
          Trust and Savings Association, Morgan Guaranty Trust Company of New
          York and Norwest Bank Minnesota, National Association (filed herewith).

10.8 Amended and Restated Security Agreement dated as of July 21, 1998 by and among Arcadia Financial Ltd., Arcadia Receivables Finance
          Corp., Arcadia Receivables Conduit Corp., Arcadia Automobile
          Receivables Warehouse Trust, Financial Security Assurance Inc.,
          Bank of America National Trust and Savings Association and Norwest
          Bank Minnesota, National Association (filed herewith).

10.9      US $400,000,000 Floating Rate Variable Funding, FSA Insured,
          Automobile Receivables-Backed Amended and Restated Note Purchase
          Agreement dated as of July 21, 1998 by and among Arcadia Automobile
          Receivables Warehouse Trust, Arcadia Financial Ltd., Receivables
          Capital Corporation, Bank of America National Trust and Savings
          Association, Delaware Funding Corporation, and Morgan Guaranty
          Trust Company of New York (file herewith).

10.10 Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among Financial
          Security Assurance Inc., Arcadia Financial Ltd., Arcadia
          Receivables Finance Corp., and Arcadia Automobile Receivables
          Warehouse Trust (filed herewith).

10.11 Warehouse Series Supplement, dated as of December 3, 1996 as amended and restated as of July 21, 1998 Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among Arcadia Financial Ltd., Arcadia Receivables
          Finance Corp., Financial Security Assurance Inc., and Norwest Bank
          Minnesota, National Association (filed herewith).

10.12 Spread Account Agreement as amended and restated as of July 21, 1998 by and among Arcadia Financial Ltd., Arcadia Receivables
          Finance Corp., Financial Security Assurance Inc. and Norwest Bank
          Minnesota, National Association (filed herewith).

27.1      Financial Data Schedule (filed herewith).

99.1      Cautionary Statement (filed herewith).

     (b)  REPORTS ON FORM 8-K

     None