Form 10-Q/A
period 1998-06-30
ARCADIA FINANCIAL LTD
filed 1998-11-12
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A-1

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

                                        OR

/ /          RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

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

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to: (1) amend Items 1 and 2 of Part I in their entirety and (2) file an amended Financial Data Schedule (Exhibit 27.1) pursuant to Item 6 of Part II. Such amendments reflect a correction to the accounting classification of $25 million release from restricted spread accounts sooner than would have been the case absent an arrangement with the Company's provider of asset-backed securities insurance.

                               FORM 10-Q/A-1 INDEX

                                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                                   3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                      11

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   23

SIGNATURES                                                                                   24

EXHIBIT INDEX                                                                                25


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

                              ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)          JUNE 30, 1998   DECEMBER 31, 1997
                                                                     -------------   -----------------
                                     ASSETS
Cash and cash equivalents                                                $   8,160           $  17,274
Due from securitization trust                                              133,551             107,207
Auto loans held for sale                                                    15,480              49,133
Finance income receivable                                                  326,852             371,985
Restricted cash in spread accounts                                         241,682             250,297
Furniture, fixtures and equipment                                           16,756              17,371
Other assets                                                                30,225              32,483
                                                                      ------------           ----------
     Total assets                                                        $ 772,706           $ 845,750
                                                                      ------------           ----------
                                                                      ------------           ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                   $  53,962           $  30,880
Senior notes                                                               366,149             365,640
Subordinated notes                                                          49,681              50,772
Capital lease obligations                                                    4,366               5,368
Deferred income taxes                                                            -              18,846
Accounts payable and accrued liabilities                                    39,368              26,302
                                                                      ------------           ----------
     Total liabilities                                                     513,526             497,808

Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 38,966,697 and 38,813,735 shares issued
    and outstanding, respectively                                              390                 388
Additional paid-in capital                                                 323,775             322,819
Retained earnings (deficit)                                                (64,985)             24,735
                                                                      ------------           ----------
     Total shareholders' equity                                            259,180             347,942
                                                                      ------------           ----------
     Total liabilities and shareholders' equity                          $ 772,706           $ 845,750
                                                                      ------------           ----------
                                                                      ------------           ----------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                             ----------------------------      ------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1998           1997                1998           1997
                                                             ------------    ------------      ------------     -------------
REVENUES:
  Net interest margin                                        $     14,380    $     16,995      $     29,049     $     33,721
  Gain (loss) on sale of loans                                    (82,301)         26,459           (51,247)         (51,428)
  Servicing fee income                                             20,184          15,385            39,850           28,683
                                                             ------------    ------------      ------------     -------------
      Total revenues                                              (47,737)         58,839            17,652           10,976

EXPENSES:
  Salaries and benefits                                            15,773          15,115            33,120           29,593
  General and administrative and other operating expenses          38,918          23,810            67,405           49,975
                                                             ------------    ------------      ------------     -------------
      Total operating expenses                                     54,691          38,925           100,525           79,568
  Long-term debt and other interest expense                        12,908          10,651            25,693           18,242
                                                             ------------    ------------      ------------     -------------
      Total expenses                                               67,599          49,576           126,218           97,810
                                                             ------------    ------------      ------------     -------------
  Operating income (loss) before income taxes and
      extraordinary item                                         (115,336)          9,263          (108,566)         (86,834)
  Income tax expense (benefit)                                    (21,419)          3,520           (18,846)         (33,066)
                                                             ------------    ------------      ------------     -------------
  Income (loss) before extraordinary item                         (93,917)          5,743           (89,720)         (53,768)
  Extraordinary item, net of tax                                        -               -                 -          (15,828)
                                                             ------------    ------------      ------------     -------------
      Net income (loss)                                      $    (93,917)   $      5,743      $    (89,720)    $    (69,596)
                                                             ------------    ------------      ------------     -------------
                                                             ------------    ------------      ------------     -------------

BASIC EARNINGS PER SHARE:
  Net income (loss) per share before extrordinary item       $      (2.41)   $       0.15      $      (2.30)    $      (1.39)
  Extraordinary item per share                                          -               -                 -            (0.41)
                                                             ------------    ------------      ------------     -------------
      Net income (loss) per share                            $      (2.41)   $       0.15      $      (2.30)    $      (1.80)
                                                             ------------    ------------      ------------     -------------
                                                             ------------    ------------      ------------     -------------

DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item      $      (2.41)   $       0.15      $      (2.30)    $      (1.39)
  Extraordinary item per share                                          -               -                 -            (0.41)
                                                             ------------    ------------      ------------     -------------
      Net income (loss) per share                            $      (2.41)   $       0.15      $      (2.30)    $      (1.80)
                                                             ------------    ------------      ------------     -------------
                                                             ------------    ------------      ------------     -------------

Weighted average shares outstanding:
      Basic                                                    38,966,697      38,702,011        38,965,549       38,558,754
      Diluted                                                  38,966,697      39,182,748        38,965,549       38,558,754




           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 ----------------------------------
(DOLLARS IN THOUSANDS)                                              1998                1997
                                                                 ------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   (89,720)         $   (69,596)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                        5,138                3,262
  (Increase) decrease in assets:
      Automobile loans held for sale:
        Purchases of automobile loans                             (1,159,784)          (1,557,818)
        Sales of automobile loans                                  1,159,976            1,522,135
        Repayments of automobile loans                                33,461               24,496
      Finance income receivable                                       45,133               24,824
      Restricted cash in spread accounts                               8,615              (46,666)
      Due from securitization trusts                                 (26,344)               8,865
      Prepaid expenses and other assets                                1,026                 (733)
  Increase (decrease) in liabilities:
      Deferred income taxes                                          (18,846)             (42,767)
      Accounts payable and accrued liabilities                        13,066               14,794
                                                                 ------------         -------------
          Total cash used in operating activities                    (28,279)            (119,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                     (2,655)              (5,006)
Collections on subordinated certificates                                 527                  572
                                                                 ------------         -------------
          Total cash used in investing activities                     (2,128)              (4,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                               304                2,485
Proceeds from borrowings under warehouse facilities                1,512,737            1,074,410
Repayment of borrowings under warehouse facilities                (1,489,655)          (1,087,828)
Unsecured subordinated notes, net                                     (1,091)              (1,947)
Repayments of long-term debt                                               -             (145,000)
Proceeds from issuance of long term debt                                   -              300,000
Deferred debt issuance cost                                                -               (5,127)
Reduction of capital lease obligations                                (1,002)              (1,277)
                                                                 ------------         -------------
          Total cash provided by financing activities                 21,293              135,716
                                                                 ------------         -------------

Net increase (decrease) in cash and cash equivalents                  (9,114)              12,078
Cash and cash equivalents at beginning of period                      17,274               16,057
                                                                 ------------         -------------
Cash and cash equivalents at end of period                       $     8,160          $    28,135
                                                                 ------------         -------------
                                                                 ------------         -------------

Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                            -          $       132
  Cash paid for:
    Interest                                                     $    29,480          $    14,656



           See notes to unaudited consolidated financial statements.

                                 ARCADIA FINANCIAL LTD.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       (UNAUDITED)



                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                               -----------------------------------------------------------------------
                                                NUMBER OF                  ADDITIONAL     RETAINED
                                                 COMMON      COMMON PAR     PAID IN       EARNINGS
                                                 SHARES        VALUE        CAPITAL       (DEFICIT)         TOTAL
                                               ----------    -----------   ----------    ----------      -----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1997                     38,813,735       $   388    $  322,819    $   24,735      $  347,942
Exercise of options and warrants                   39,357             1           104             -             105
Issuance of Common Stock:
    Benefit plans                                 113,605             1           198             -             199
Amortization of deferred compensation                   -             -           654             -             654
Net loss                                                -             -             -       (89,720)        (89,720)
                                               ----------    -----------   ----------    ----------      -----------

BALANCE, JUNE 30, 1998                         38,966,697       $   390    $  323,775    $  (64,985)     $  259,180
                                               ----------    -----------   ----------    ----------      -----------
                                               ----------    -----------   ----------    ----------      -----------



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

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998


2. FINANCE INCOME RECEIVABLE

   The following table sets forth the components of finance income receivable:



                                                                                          AT               AT
                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1998             1997
                                                                                      ------------     ------------
    (DOLLARS IN THOUSANDS)

    Estimated cash flows on loans sold, net of estimated prepayments                    $899,783          $735,557
    Deferred servicing income                                                           (102,855)          (88,282)
    Reserve for loan losses                                                             (429,182)         (235,599)
                                                                                      ------------     ------------
    Undiscounted cash flows on loans sold, net of estimated prepayments                  367,746           411,676
    Discount to present value                                                            (40,894)          (39,691)
                                                                                      ------------     ------------
                                                                                        $326,852          $371,985
                                                                                      ------------     ------------
                                                                                      ------------     ------------

       Reserve for loan losses as a percentage of servicing portfolio                       8.44 %          4.75 %

    The following represents the roll-forward of the finance income receivable balance:

    (DOLLARS IN THOUSANDS)
    BALANCE, DECEMBER 31, 1997                                                                          $371,985
    Estimated cash flows on loans sold, net of estimated prepayments                                     126,389
    Recognition of present value effect of discounted cash flows                                          11,739
       Less:
    Excess cash flows deposited to spread accounts                                                      (68,761)
    Changes in estimates of charge-offs, recovery rates and prepayments                                (114,500)
                                                                                                       ------------

    BALANCE, JUNE 30, 1998                                                                              $326,852
                                                                                                       ------------
                                                                                                       ------------


                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998

3. RESTRICTED CASH IN SPREAD ACCOUNTS

    The following represents the roll-forward of restricted cash in spread accounts:


    (DOLLARS IN THOUSANDS)

    BALANCE, DECEMBER 31, 1997                          $250,297
    Excess cash flows deposited to spread accounts        68,761
    Interest earned on spread accounts                     7,314
      Less:
    Spread account recourse reduction amount (1)        (25,000)
    Excess cash flows released to the Company (2)       (59,690)
                                                    ------------
    BALANCE, JUNE 30, 1998                              $241,682
                                                    ------------
                                                    ------------

--------------

(1) In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replishment period will begin in May 1999, unless the terms of the arrangement are extended.

(2) Includes $7.0 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

4.   OTHER ASSETS

                                                                AT                    AT
                                                              JUNE 30,             DECEMBER 31,
                                                               1998                  1997
                                                            -----------           -------------
     (DOLLARS IN THOUSANDS)
     Advances due to servicer                                  $ 5,612               $ 6,072
     Deferred debt issuance costs                               10,814                11,518
     Investment in subordinated certificates                     2,337                 2,864
     Servicing fee receivable                                    4,706                 4,389
     Prepaid expenses                                            1,275                 1,078
     Repossessed assets                                            397                 1,181
     Other assets                                                5,084                 5,381
                                                            -----------           -------------
                                                               $30,225               $32,483
                                                            -----------           -------------
                                                            -----------           -------------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998


5. SUBORDINATED NOTES

                                                  AT              AT
                                                JUNE 30,      DECEMBER 31,
    (DOLLARS IN THOUSANDS)                       1998            1997
                                               ---------      ------------

    Senior subordinated notes, Series 1996-A    $30,000            $30,000
    Junior subordinated notes                    19,681             20,772
                                               ---------      ------------
                                                $49,681            $50,772
                                               ---------      ------------
                                               ---------      ------------


6. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for each of the three and six month periods ended June 30:

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                      --------------------------------     --------------------------------
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)          1998               1997              1998                1997
                                                      -------------     --------------     ------------      --------------
    Numerator:
        Net income (loss ) before
          extraordinary item                          $    (93,917)       $      5,743     $    (89,720)     $    (53,768)
                                                      -------------     --------------     ------------      --------------
                                                      -------------     --------------     ------------      --------------

    Denominator:
        Denominator for basic earnings per
          share - weighted average shares               38,966,697          38,702,011       38,965,549        38,558,754
        Dilutive effect of options and warrants (1)              -             480,737                -                 -
                                                      -------------     --------------     ------------      --------------
        Denominator for diluted earnings per
          share - adjusted weighted average
          shares                                        38,966,697          39,182,748       38,965,549        38,558,754
                                                      -------------     --------------     ------------      --------------
                                                      -------------     --------------     ------------      --------------

    Basic earnings (loss) per share before
      extraordinary item                              $      (2.41)       $       0.15     $      (2.30)     $      (1.39)
                                                      -------------     --------------     ------------      --------------
                                                      -------------     --------------     ------------      --------------

    Diluted earnings (loss) per share before
       extraordinary item                             $      (2.41)       $       0.15     $      (2.30)     $      (1.39)
                                                      -------------     --------------     ------------      --------------
                                                      -------------     --------------     ------------      --------------

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

     NET INTEREST MARGIN. The components of net interest margin for each of the three and six months ended June 30 were:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ----------------------       -----------------------
                                                              1998          1997           1998          1997
                                                            ---------    ---------       --------      ---------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                               $   6,753    $   8,961       $ 13,032      $ 17,131
Interest income on short-term investments
   and other cash accounts                                      2,887        3,474          5,947         6,492
Recognition of present value discount                           5,440        4,736         11,739        10,932
Provision for credit losses on loans held for sale               (700)        (176)        (1,669)         (834)
                                                            ---------    ---------       --------      ---------
   Net interest margin                                       $ 14,380     $ 16,995       $ 29,049      $ 33,721
                                                            ---------    ---------       --------      ---------
                                                            ---------    ---------       --------      ---------

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

     The Company's loan purchasing and securitization volume for each of the three and six months ended June 30 are set forth in the table below.

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   ------------------------     -----------------------
                                     1998          1997           1998          1997
                                   ---------    -----------     ----------    ---------
(DOLLARS IN THOUSANDS)
Premier                            $  161,555    $  358,543     $  333,838    $  761,738
Classic                               411,325       379,959        823,015       758,636
                                    ---------    -----------     ----------    ---------
   Total loans purchased           $  572,880    $  738,502     $1,156,853    $1,520,374
                                    ---------    -----------     ----------    ---------
                                    ---------    -----------     ----------    ---------
Automobile loans securitized       $  571,782    $  747,391     $1,159,976    $1,522,135

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

     The following table summarizes the Company's gross interest rate spreads for each of the three and six month periods ended June 30:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    ------------------------     -----------------------
                                                      1998          1997           1998          1997
                                                    ---------    -----------     ----------    ---------
Weighted average APR of loans securitized             17.06%          15.83%          17.05%       15.65%
Weighted average securitization rate                   5.97            6.50            5.97         6.51
                                                    ---------    -----------     ----------    ---------
       Gross interest rate spread (1)                 11.09%           9.33%          11.08%        9.14%
                                                    ---------    -----------     ----------    ---------
                                                    ---------    -----------     ----------    ---------

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

     SERVICING FEE INCOME. The components of servicing fee income for each of the three and six months ended June 30 were:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   ------------------------     -----------------------
                                     1998          1997           1998          1997
                                   ---------    -----------     ----------    ---------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income     $14,251        $11,047        $28,179      $20,525
Other servicing income                 5,933          4,338         11,671        8,158
                                   ---------    -----------     ----------    ---------
   Total servicing fee income        $20,184        $15,385        $39,850      $28,683
                                   ---------    -----------     ----------    ---------
                                   ---------    -----------     ----------    ---------

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

     The following table reflects the growth in the Company's servicing portfolio from June 30, 1997 to June 30, 1998:

                                                                                 AT JUNE 30,
                                                                       -------------------------------
                                                                         1998                1997
                                                                       ------------       ------------
     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
     Principal balance of automobile loans held for sale                $   14,726          $   51,487
     Principal balance of loans serviced under securitizations           5,070,879           4,462,522
                                                                       ------------       ------------
     Servicing portfolio                                                $5,085,605          $4,514,009
                                                                       ------------       ------------
                                                                       ------------       ------------
     Average unpaid principal balance (actual dollars)                  $   11,609          $   12,382
     Number of loans serviced                                              438,063             364,553

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

DELINQUENCY EXPERIENCE (1):

                                                          JUNE 30, 1998                          DECEMBER 31, 1997
                                                  -----------------------------            ------------------------------
                                                   NUMBER OF                                NUMBER OF
                                                    LOANS             BALANCE                 LOANS             BALANCE
                                                  ----------        -----------            ----------         -----------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period               438,063           $5,085,605              411,429           $4,956,090
Delinquencies:
  31-60 days                                         8,172           $   96,169                8,297           $  100,161
  61-90 days                                         3,740               44,733                3,635               45,485
  91 days or more                                    4,685               51,810                3,019               34,047
                                                  ----------        -----------            ----------         -----------

Total loans delinquent 31 or more days              16,597           $  192,712               14,951           $  179,693
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                    3.79%                3.79%                3.63%                3.63%
Amount in repossession (3)                           4,184           $   28,861                6,083           $   55,300
                                                  ----------        -----------            ----------         -----------
Total delinquencies and amount in
  repossession (2) (3)                              20,781           $  221,573               21,034           $  234,993
                                                  ----------        -----------            ----------         -----------
                                                  ----------        -----------            ----------         -----------

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

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):


                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                             -------------------------      --------------------------
                                                                 1998          1997            1998            1997
                                                             ----------     ----------      -----------    -----------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period    $5,049,786     $4,335,962       $5,025,684     $4,150,719
Average number of loans outstanding during the period           432,007        340,143          425,408        324,169
Number of charge-offs                                             8,677          5,672           16,274         10,365
Gross charge-offs (2)                                        $   78,947     $   33,261       $  131,426     $   79,671
Recoveries (3)                                                    4,172          2,533            7,748          4,413
                                                             ----------     ----------      -----------    -----------
Net losses                                                   $   74,775     $   30,728       $  123,678     $   75,258
                                                             ----------     ----------      -----------    -----------
                                                             ----------     ----------      -----------    -----------
Annualized gross charge-offs as a percentage of average
  servicing portfolio                                              6.25%          3.07%            5.23%          3.84%
Annualized net losses as a percentage of average
   servicing portfolio                                             5.92%          2.83%            4.92%          3.63%


----------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

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

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for certain securitizations prior to the third quarter of 1997, the Company has been required to provide initial cash deposits into the spread accounts. The Company had $241.7 million of restricted cash in spread accounts at June 30, 1998, compared with $250.3 million at December 31, 1997. The decrease in restricted cash in spread accounts reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows. Additionally, cash in spread accounts was reduced by $25.0 million during the second quarter of 1998 under an agreement between the Company and its provider of asset-backed securities insurance which allowed the Company to receive an early release from the spread accounts. See "LIQUIDITY-OTHER CAPITAL RESOURCES" for additional discussion.

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

     PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable but, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first six months of 1998, the Company received $59.6 million of excess cash flow (which amount does not include the $25 million released sooner than would otherwise have been the case pursuant to an arrangement with the Company's provider of asset-backed securities insurance
- see "CAPITAL RESOURCES-OTHER CAPITAL RESOURCES"), compared with $33.7 million during the same six months in 1997. Included in the 1998 cash released from spread accounts is $7.0 million of cash which is restricted pursuant to an arrangement between the Company and its asset-backed securities insurance provider.

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

                                                         REMAINING                                    CURRENT
                                          REMAINING     BALANCE AS A    CURRENT        WEIGHTED        GROSS
                                         BALANCE AS      PERCENTAGE     WEIGHTED       AVERAGE       INTEREST
                          ORIGINAL       OF JUNE 30,    OF ORIGINAL     AVERAGE      SECURITIZATION    RATE
DATE                       BALANCE          1998          BALANCE         APR            RATE         SPREAD
----------------------   ------------    ------------   -----------     ---------    --------------  ------------
(DOLLARS IN THOUSANDS)
March 1998                  $ 525,000       $ 492,057         93.73%        17.15%          5.93%         11.22%
June 1998 (1)                 550,000         532,293         96.78%        17.26%          5.97%         11.29%
                         ------------     -----------
                          $ 1,075,000     $ 1,024,350

----------------
(1) As of June 30, 1998, the Company had delivered $536.6 million of automobile loans and $13.4 million of cash remained in the pre-funded portion of the trust.

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

     In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. Beginning in May 1999, unless the terms of the arrangement are extended.

                            PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

     The following exhibit is filed with this amendment in response to Item 601 of Regulation S-K.

EXHIBIT
 NO.     DESCRIPTION
-------  -----------
27.1     Financial Data Schedule (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Quarterly Report on Form 10-Q be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA FINANCIAL LTD.


       SIGNATURE                                     TITLE                              DATE
       ---------                                     -----                              ----
/s/ Richard A. Greenawalt  President, Chief Executive Officer, and Director       November 12, 1998
-------------------------
 Richard A. Greenawalt

 /s/ John A. Witham        Executive Vice President and Chief Financial Officer   November 12, 1998
-------------------------  (Principal Financial Officer)
   John A. Witham

 /s/ Brian S. Anderson     Senior Vice President, Corporate Controller and        November 12, 1998
-------------------------  Assistant Secretary (Principal Accounting Officer)
   Brian S. Anderson



EXHIBIT INDEX

EXHIBIT
 NO.    DESCRIPTION
------  -------------
27.1    Financial Data Schedule (filed herewith).