Form 10-Q
period 1998-09-30
ARCADIA FINANCIAL LTD
filed 1998-11-12
CIK 879674

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

For the quarter ended September 30, 1998          Commission file number 0-20526

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

                            ------------------------

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The number of shares of the Common Stock of the registrant outstanding as of October 30, 1998 was 39,166,813.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-Q INDEX
                                                                 PAGE

PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements                       3
Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        11

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings                                      23
Item 2.   Changes in Securities                                  23
Item 3.   Defaults Upon Senior Securities                        23
Item 4.   Submission of Matters to a Vote of
            Security Holders                                     23
Item 5.   Other Information                                      23
Item 6.   Exhibits and Reports on Form 8-K                       23

SIGNATURES                                                       26

EXHIBIT INDEX                                                    27

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

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: delinquency and loan loss rates which vary from assumptions; modifications to the Company's repossession disposition program; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to the Company's June 30, 1998, Quarterly Report on Form 10-Q filed August 8, 1998.

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                     ------------------   -----------------
                                     ASSETS

Cash and cash equivalents                                                 $  6,328            $ 17,274
Due from securitization trust                                               98,384             107,207
Auto loans held for sale                                                    20,045              49,133
Finance income receivable                                                  345,298             371,985
Restricted cash in spread accounts                                         252,923             250,297
Furniture, fixtures and equipment                                           17,140              17,371
Other assets                                                                30,328              32,483
                                                                          --------            --------
     Total assets                                                         $770,446            $845,750
                                                                          --------            --------
                                                                          --------            --------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                    $ 57,843            $ 30,880
Senior notes                                                               366,403             365,640
Subordinated notes                                                          48,902              50,772
Capital lease obligations                                                    3,735               5,368
Deferred income taxes                                                            -              18,846
Accounts payable and accrued liabilities                                    25,718              26,302
                                                                          --------            --------
     Total liabilities                                                    $502,601            $497,808


Commitments and contingencies

Shareholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 39,166,813 and 38,813,735 shares issued
    and outstanding, respectively                                              392                 388
Additional paid-in capital                                                 325,143             322,819
Retained earnings (deficit)                                                (57,690)             24,735
                                                                          --------            --------
     Total shareholders' equity                                            267,845             347,942
                                                                          --------            --------
     Total liabilities and shareholders' equity                           $770,446            $845,750
                                                                          --------            --------
                                                                          --------            --------


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
REVENUES:
  Net interest margin                                    $    15,058      $    17,157      $    44,107      $    49,557
  Gain (loss) on sale of loans                                27,280           28,788          (23,967)         (22,640)
  Servicing fee income                                        21,236           17,719           61,086           47,723
                                                         -----------      -----------      -----------      -----------
      Total revenues                                          63,574           63,664           81,226           74,640

EXPENSES:
  Salaries and benefits                                       15,658           16,230           48,778           45,823
  General and administrative and other
    operating expenses                                        27,695           24,471           95,100           74,446
                                                         -----------      -----------      -----------      -----------
      Total operating expenses                                43,353           40,701          143,878          120,269
  Long-term debt and other interest expense                   12,926           10,400           38,619           28,642
                                                         -----------      -----------      -----------      -----------
      Total expenses                                          56,279           51,101          182,497          148,911
                                                         -----------      -----------      -----------      -----------
  Operating income (loss) before income
    taxes and extraordinary item                               7,295           12,563         (101,271)         (74,271)
  Income tax expense (benefit)                                     -            4,774          (18,846)         (28,292)
                                                         -----------      -----------      -----------      -----------
  Income (loss) before extraordinary item                      7,295            7,789          (82,425)         (45,979)
  Extraordinary item, net of tax                                   -                -                -          (15,828)
                                                         -----------      -----------      -----------      -----------
      Net income (loss)                                 $      7,295     $      7,789     $    (82,425)     $   (61,807)
                                                         -----------      -----------      -----------      -----------
                                                         -----------      -----------      -----------      -----------

BASIC EARNINGS PER SHARE:
  Net income (loss) per share before
    extrordinary item                                   $       0.19     $       0.20     $      (2.11)    $      (1.19)
  Extraordinary item per share                                     -                -                -            (0.41)
                                                         -----------      -----------      -----------      -----------
      Net income (loss) per share                       $       0.19     $       0.20     $      (2.11)    $      (1.60)
                                                         -----------      -----------      -----------      -----------
                                                         -----------      -----------      -----------      -----------

DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before
    extraordinary item                                  $       0.19     $       0.20     $      (2.11)    $      (1.19)
  Extraordinary item per share                                     -                -                -            (0.41)
                                                         -----------      -----------      -----------      -----------
      Net income (loss) per share                       $       0.19     $       0.20     $      (2.11)    $      (1.60)
                                                         -----------      -----------      -----------      -----------
                                                         -----------      -----------      -----------      -----------

Weighted average shares outstanding:
      Basic                                               39,142,050       38,740,078       39,031,668       38,615,060
      Diluted                                             39,279,813       39,231,962       39,031,668       38,615,060

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                 ----------------------------------
(DOLLARS IN THOUSANDS)                                                               1998                   1997
                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $   (82,425)          $   (61,807)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                                        8,044                 5,163
  (Increase) decrease in assets:
      Automobile loans held for sale:
        Purchases of automobile loans                                             (1,731,546)           (2,323,464)
        Sales of automobile loans                                                  1,714,710             2,276,335
        Repayments of automobile loans                                                45,925                27,784
      Finance income receivable                                                       26,687                 9,897
      Restricted cash in spread accounts                                              (2,626)              (83,589)
      Due from securitization trusts                                                   8,823                27,646
      Other assets                                                                       340                   350
  Increase (decrease) in liabilities:
      Deferred income taxes                                                          (18,846)              (37,993)
      Accounts payable and accrued liabilities                                          (584)                3,303
                                                                                 -----------           -----------

          Total cash used in operating activities                                    (31,498)             (156,375)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                                     (4,704)               (7,064)
Collections on subordinated certificates                                                 758                 1,187
                                                                                 -----------           -----------

          Total cash used in investing activities                                     (3,946)               (5,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                             1,038                 2,976
Proceeds from borrowings under warehouse facilities                                2,067,182             2,559,245
Repayment of borrowings under warehouse facilities                                (2,040,219)           (2,544,122)
Unsecured subordinated notes, net                                                     (1,870)               (2,395)
Repayments of long-term debt                                                               -              (145,000)
Proceeds from issuance of long term debt                                                   -               300,000
Deferred debt issuance cost                                                                -                (4,870)
Reduction of capital lease obligations                                                (1,633)               (1,919)
                                                                                 -----------           -----------

          Total cash provided by financing activities                                 24,498               163,915
                                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents                                 (10,946)                1,663
Cash and cash equivalents at beginning of period                                      17,274                16,057
                                                                                 -----------           -----------

Cash and cash equivalents at end of period                                       $     6,328           $    17,720
                                                                                 -----------           -----------
                                                                                 -----------           -----------

Supplemental disclosures of cash flow information: Non cash activities:
    Additions to capital leases                                                            -           $       132
  Cash paid for:
    Interest                                                                     $    53,628           $    36,669

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               ------------------------------------------------------
                                                NUMBER OF   COMMON    ADDITIONAL  RETAINED
                                                 COMMON       PAR       PAID IN   EARNINGS
                                                 SHARES      VALUE      CAPITAL   (DEFICIT)   TOTAL
                                               ----------   ------    ----------  ---------  --------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1997                     38,813,735    $388     $322,819    $ 24,735    $347,942
Exercise of options and warrants                  149,323       2          539           -         541
Issuance of Common Stock:
    Benefit plans                                 203,755       2          495           -         497
Amortization of deferred compensation                   -       -        1,290           -       1,290
Net loss                                                -       -            -     (82,425)    (82,425)
                                               ----------    ----     --------    --------    --------
BALANCE, SEPTEMBER 30, 1998                    39,166,813    $392     $325,143    $(57,690)   $267,845
                                               ----------    ----     --------    --------    --------
                                               ----------    ----     --------    --------    --------

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

     Certain reclassifications have been made to the September 30, 1997 balances to conform to current period presentation.

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

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

2.   FINANCE INCOME RECEIVABLE

     The following table sets forth the components of finance income receivable:

                                                                AT                   AT
                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               1998                 1997
                                                           -------------        ------------
     (DOLLARS IN THOUSANDS)
     Estimated cash flows on loans sold, net of
       estimated prepayments                                 $ 908,094            $ 735,557
     Deferred servicing income                                (103,515)             (88,282)
     Reserve for loan losses                                  (413,112)            (235,599)
                                                             ---------            ---------
     Undiscounted cash flows on loans sold, net of
       estimated prepayments                                   391,467              411,676
     Discount to present value                                 (46,169)             (39,691)
                                                             ---------            ---------
                                                             $ 345,298            $ 371,985
                                                             ---------            ---------
                                                             ---------            ---------
     Reserve for loan losses as a percentage of
       servicing portfolio                                        8.04 %               4.75 %


     The following represents the roll-forward of the finance income receivable balance:


     (DOLLARS IN THOUSANDS)
     BALANCE, DECEMBER 31, 1997                                                    $ 371,985
     Estimated cash flows on loans sold, net of estimated prepayments                191,333
     Recognition of present value effect of discounted cash flows                     17,007
          Less:

     Excess cash flows deposited to spread accounts                                 (120,527)
     Changes in estimates of charge-offs, recovery rates and prepayments            (114,500)
                                                                                   ---------
     BALANCE, SEPTEMBER 30, 1998                                                   $ 345,298
                                                                                   ---------
                                                                                   ---------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

3.   RESTRICTED CASH IN SPREAD ACCOUNTS

     The following represents the roll-forward of restricted cash in spread accounts:


     (DOLLARS IN THOUSANDS)
     BALANCE, DECEMBER 31, 1997                              $ 250,297
     Excess cash flows deposited to spread accounts            120,527
     Interest earned on spread accounts                         10,695
         Less:
     Spread account recourse reduction amount (1)              (25,000)
     Excess cash flows released to the Company (2)            (103,596)
                                                             ---------
     BALANCE, SEPTEMBER 30, 1998                             $ 252,923
                                                             ---------
                                                             ---------

(1) In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of assetbacked securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replenishment period will begin in May 1999, unless the terms of the arrangement are extended.

(2) Includes $0.6 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

4.   OTHER ASSETS

                                                       AT                AT
                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1998              1997
                                                  -------------      ------------
     (DOLLARS IN THOUSANDS)
     Advances due to servicer                         $ 5,464          $ 6,072
     Deferred debt issuance costs                      10,462           11,518
     Investment in subordinated certificates            2,106            2,864
     Servicing fee receivable                           4,846            4,389
     Prepaid expenses                                   1,532            1,078
     Repossessed assets                                   132            1,181
     Other assets                                       5,786            5,381
                                                      -------          -------
                                                      $30,328          $32,483
                                                      -------          -------
                                                      -------          -------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

5.   SUBORDINATED NOTES

                                                         AT                   AT
                                                     SEPTEMBER 30,        DECEMBER 31,
                                                        1998                 1997
                                                     -------------        ------------
     (DOLLARS IN THOUSANDS)
     Senior subordinated notes, Series 1996-A          $30,000              $30,000
     Junior subordinated notes                          18,902               20,772
                                                       -------              -------
                                                       $48,902              $50,772
                                                       -------              -------
                                                       -------              -------


6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for each of the three and nine month periods ended September 30:


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
     Numerator:
         Net income (loss ) before
           extraordinary item                            $     7,295     $     7,789       $   (82,425)    $   (45,979)
                                                         -----------     -----------       -----------     -----------
                                                         -----------     -----------       -----------     -----------

     Denominator:
         Denominator for basic earnings per
           share - weighted average shares                39,142,050      38,740,078        39,031,668      38,615,060
         Dilutive effect of options and warrants (1)         137,763         491,884                 -               -
                                                         -----------     -----------       -----------     -----------

         Denominator for diluted earnings per
           share - adjusted weighted average
           shares                                         39,279,813      39,231,962        39,031,668      38,615,060
                                                         -----------     -----------       -----------     -----------
                                                         -----------     -----------       -----------     -----------

     Basic earnings (loss) per share before
       extraordinary item                                $      0.19     $      0.20       $     (2.11)    $     (1.19)
                                                         -----------     -----------       -----------     -----------
                                                         -----------     -----------       -----------     -----------

     Diluted earnings (loss) per share before
        extraordinary item                               $      0.19     $      0.20       $     (2.11)    $     (1.19)
                                                         -----------     -----------       -----------     -----------
                                                         -----------     -----------       -----------     -----------

--------------


(1) For the nine months ended September 30, 1998 and 1997, the weighted average shares under the diluted computation have an anti-dilutive effect; therefore diluted earnings per share are shown equal to basic earnings per share.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

 RESULTS OF OPERATIONS

     CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES

     Included in the Company's financial results for the nine months ended September 30, 1998, are two non-cash charges totaling $125 million. The non-cash charges include a pre-tax $114.5 million charge to gain on sale of loans associated with a change in accounting estimates to reflect (i) a higher estimate of the frequency of defaulted receivables (ii) a reduction in assumed loan loss recovery rates, (iii) a reduction in estimated voluntary loan prepayments, and (iv) additions to general reserves applicable to unanticipated changes in the future performance of the existing portfolio of receivables. An additional $10.5 million pre-tax charge relates to the elimination of the Company's retail remarketing program and other organizational changes designed to improve future operating efficiencies.

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

     In addition to the frequency of loan defaults, the valuation of the Company's finance income receivable is based in part on an estimate of the recovery upon the disposition of repossessed vehicles. Although the Company was reserved for and realized recovery rates slightly above 50% on the sale of repossessed vehicles during the first six months of 1998, management believes that market pressure on used car prices will force future recovery rates downward and therefore, believes that it was appropriate to lower the estimated recovery rate to 45%. This decrease to the Company's estimated recovery rate, taking into consideration the increase in the estimated frequency of defaults discussed above, led to a further reduction in the carrying value of finance income receivable at June 30, 1998, of approximately $51 million.

     A third component in the valuation of finance income receivable is an estimate of the amount and timing of voluntary prepayments of loans. Historically, management has estimated the percentage of receivables it expects to prepay on a monthly basis and has assumed that such monthly prepayment speed would remain constant throughout the life of the securitization trust. A detailed analysis of the Company's actual prepayment data indicated, however, that for an extended period of time prepayment speeds have performed slower than expected and have progressively declined as a securitization trust ages. As a result, management determined that it was appropriate to reduce its prepayment speed assumption, which resulted in an increase to its finance income receivable carrying value at June 30, 1998, of approximately $49 million.

     Finally, to provide for current uncertainties related to the consumer finance industry and the remaining subjectivity of the estimates used in valuing the finance income receivable, management believes that it was appropriate to increase its finance income receivable reserves at June 30, 1998, by an additional $45.5 million.

     Also during the second quarter of 1998, the Company decided to discontinue its retail remarketing operations and finalized plans aimed at reducing infrastructure costs and improving operating efficiencies. After a detailed review during 1997 and first half of 1998 the Company determined that its retail remarketing operation which was responsible for the liquidation of repossessed vehicles through retail consignment lots did not provide an adequate risk-adjusted return commensurate with the attention necessary by management to operate such strategy and therefore decided to cease such operations. Also during this time period, the Company conducted an exhaustive study of substantially all Company functions and developed a plan which includes further consolidation of the Company's servicing and collection operations into its four regional collection centers and streamlining of other operating procedures. As a result, the Company recognized a $10.5 million pre-tax charge through other operating expenses during the second quarter of 1998 associated with estimated severance and benefit costs, termination or subleasing of certain lease commitments, and legal expenses associated with the operational changes.

     Included in the Company's financial results during the nine month period ended June 30, 1997, are two special charges taken in March 1997. These charges included a non-cash pre-tax charge of approximately $103 million, due primarily to a change in accounting estimate related to the assumed recovery rates on repossessed vehicles and modifications to the Company's retail disposition strategy, and an extraordinary charge of approximately $15.8 million, net of tax, due to the early extinguishment of the Company's 13% Senior Term Notes, due 2000 (the "13% Notes").

     NET INTEREST MARGIN. The components of net interest margin for each of the three and nine months ended September 30 were:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
                                                            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                            $ 7,947         $ 9,260           $20,979          $26,391
Interest income on short-term investments
   and other cash accounts                                 2,538           3,273             8,485            8,444
Recognition of present value discount                      5,268           5,671            17,007           16,603
Provision for credit losses on loans held for sale          (695)         (1,047)           (2,364)          (1,881)
                                                         -------         -------           -------          -------
   Net interest margin                                   $15,058         $17,157           $44,107          $49,557
                                                         -------         -------           -------          -------
                                                         -------         -------           -------          -------


     Net interest margin declined 12% and 11% during the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. The decline in net interest margin is primarily due to a reduction in the average balance of loans held for sale pending securitization partially off-set by a rise in net interest rate spread.

     A decline in loan purchasing volume (see table below) of approximately 25% and the timing of securitization transactions during the three and nine months ended September 30, 1998, respectively, resulted in a reduction in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $210.3 million and $189.5 million, respectively, down from $258.1 million and $254.4 million in the same periods of 1997, respectively. The decline in purchasing volume is primarily due to the Company's emphasis on more selective loan purchases and the time needed to market the Company's refined purchasing focus to its dealer base. The impact of the lower average balance of loans held for sale on interest income was partially offset by a rise in net interest rate spreads. During the three and nine months ended September 30, 1998, the weighted average net interest rate spread rose to 11.02% and 11.16% respectively, compared with 10.43% and 10.08%, respectively, during the same periods in 1997. The rise in net interest rate spread earned on loans held for sale is principally due to higher average annual percentage rates ("APRs") on loans purchased during 1998 primarily resulting from a greater proportion of loan volume consisting of higher rate Classic loans.

     The Company's loan purchasing and securitization volume for each of the three and nine months ended September 30 are set forth in the table below.


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
                                                            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
(DOLLARS IN THOUSANDS)
Premier                                                  $177,068         $326,087         $  510,906       $1,087,825
Classic                                                   392,953          434,230          1,215,968        1,192,865
                                                         --------         --------         ----------       ----------
   Total loans purchased                                 $570,021         $760,317         $1,726,874       $2,280,690
                                                         --------         --------         ----------       ----------
                                                         --------         --------         ----------       ----------
Automobile loans securitized                             $554,734         $754,200         $1,714,710       $2,276,335


     GAIN ON SALE OF LOANS. During the three months ended September 30, 1998, gain on sale of loans declined 5% compared to the same period in 1997. During the nine months ended September 30, 1998 and 1997, the Company recognized non-recurring pre-tax charges to gain on sale of loans of $114.5 million and $98.0 million, respectively, resulting in year to date losses on the sale of loans of $24.0 million and $22.6 million, respectively. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion. Securitization volume decreased 26% and 25% during the three and nine months ended September 30, 1998, respectively, compared with the same periods of 1997 due to lower origination growth. The impact of lower securitization volume on revenues from gain on sale of loans was minimized during 1998, however, by the widening of the gross interest rate spread earned. The following table summarizes the Company's gross interest rate spreads for each of the three and nine month periods ended September 30, 1998:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
                                                            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
Weighted average APR of loans securitized                16.81%           16.25%           16.97%           15.85%
Weighted average securitization rate                      5.64             6.37             5.87             6.46
                                                         -----            -----            -----            -----
       Gross interest rate spread (1)                    11.17%            9.88%           11.10%            9.39
                                                         -----            -----            -----            -----
                                                         -----            -----            -----            -----%

-----------

(1)  Before gains/losses on hedging transactions.


     The rise in gross interest rate spread during the three and nine months ended September 30, 1998 is primarily due to an increased proportion of loan volume consisting of higher rate Classic loans and general rate increases on the Company's Premier loans resulting from the Company's continued refinements to its risk-based pricing strategy. Gross interest rate spreads further benefited from a reduction in the securitization rate reflecting a general decline in U.S. Treasury rates compared to the same periods of 1997. During the third quarter of 1998, however, uncertainties in the bond market caused investors in asset-backed securities to demand higher interest rates. As a result, the spread over the two-year U.S. Treasury at which the Company sells its loans increased by approximately 50 basis points compared to its securitization transactions during 1997 and the first two quarters of 1998, partially off-setting the favorable movement in the U.S. Treasury market and its positive impact on the Company's gross interest rate spread.

     Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Due to the increased proportion of Classic loan purchases, which generally require lower participation rates than Premier loans, participations paid as a percentage of the principal balance of loans purchased declined to 2.94% and 2.87% during the three and nine months ended September 30, 1998, from 3.08% and 3.16%, respectively, in the same periods a year ago.

     The Company employs hedging strategies, including the use of derivative financial instruments to manage the gross interest rate spread on securitization transactions. The Company's securitization rate is indexed to rates on U.S. Treasury Notes with maturities similar to the average maturities of the assets being sold. To lock in the indexed rate for a specific anticipated securitization transaction and protect against changes in the treasury rate, the Company uses Forward U.S. Treasury Rate Lock agreements that most closely parallel the average life of its loans held for sale. Such hedging strategy includes certain risks created by the cash versus non-cash relationship of the hedging instrument and the related securitization. This relationship arises because the gain or loss realized from Forward U.S. Treasury Rate Lock agreements is settled with current cash payments and is subsequently recovered over time through a higher or lower gross interest rate spread at the time of securitization. During the three and nine months ended September 30, 1998, the Company had net realized losses on hedging transactions of $8.4 million and $16.8 million, respectively, compared with $4.0 million and $4.3 million, respectively, in the same periods of 1997. These hedging losses have been charged against gain on sale of loans. The increase in realized hedging losses during 1998 is primarily due to significant downward movement of treasury rates during the third quarter of 1998.

     SERVICING FEE INCOME. The components of servicing fee income for each of the three and nine months ended September 30 were:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
                                                            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income                         $14,577          $12,154          $42,756          $32,679
Other servicing income                                     6,659            5,565           18,330           15,054
                                                         -------          -------          -------          -------
   Total servicing fee income                            $21,236          $17,719          $61,086          $47,733
                                                         -------          -------          -------          -------
                                                         -------          -------          -------          -------


     The Company earns contractual servicing fee income for servicing loans sold to investors through securitizations. The servicing fee is 1% per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25% per annum on loans included in and subsequent to the third quarter 1997 securitization. The growth in contractual servicing fee income is directly related to an increase in the average servicing portfolio outstanding and the increase in the contractual servicing rate in September 1997.

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

     The following table reflects the growth in the Company's servicing portfolio from September 30, 1997 to September 30, 1998:


                                                                                AT SEPTEMBER 30,
                                                                        ------------------------------
                                                                           1998                 1997
                                                                        ----------          ----------
     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
     Principal balance of automobile loans held for sale                $   20,785          $   57,023
     Principal balance of loans serviced under securitizations           5,117,013           4,767,605
                                                                        ----------          ----------
     Servicing portfolio                                                $5,137,798          $4,824,628
                                                                        ----------          ----------
                                                                        ----------          ----------
     Average unpaid principal balance (actual dollars)                  $   11,480          $   12,248
     Number of loans serviced                                              447,542             393,926


     The principal balance of the Company's servicing portfolio increased 6% from September 30, 1997 to September 30, 1998. This increase reflects loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans during the first nine months of 1998 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in loan-to-value ratios on loan purchases resulting from the Company's more selective buying practices.

     The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at September 30, 1998.

     OPERATING EXPENSES. During the three months ended September 30, 1998, salaries and benefits decreased approximately 4% from the same period in 1997. This reduction is primarily due to a decrease in the average number of employees to 1,417 during the third quarter of 1998 compared with 1,545 during the same period of 1997 resulting primarily from efforts to centralize the Company's collection operations. Beginning in the first quarter of 1998, the Company began to move collection personnel out of buying centers into centralized sites to better leverage collections resources and technology and to control collection processes more tightly. The 6% increase in salaries and benefits during the first nine months of 1998 is primarily due to increased overtime compensation incurred during the first and second quarter of 1998 migration to the centralized collection sites.

     Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, increased 13% and 28% for the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. Included in operating costs during the nine months ended September 30, 1998 is a pre-tax charge of approximately $10.5 million. This charge is related to the elimination of the Company's retail remarketing program and other organizational changes designed to improve operating efficiency. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES." Included in operating costs during the first nine months of 1997 was a pre-tax charge of approximately $5.0 million primarily related to legal costs and severance expenses for certain former executives of the Company. Excluding these charges, other operating costs increased 22% for the nine months ended September 30, 1998, compared with the same period in 1997. The increase in other operating costs during the three and nine months periods is primarily a result of the higher percentage of Classic program loans in the portfolio, since these loans generally require greater collection efforts and related costs (including increased telephone, fax, postage and repossession expenses) than Premier program loans.

     LONG-TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense increased 24% and 35% for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily due to the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes due 2007 (the "Senior Notes") in March 1997 and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of the 13% Notes in March 1997.

     INCOME TAXES. The Company did not incur an income tax provision during the three months ended September 30, 1998, due to the utilization of net operating loss carryforwards resulting from the non-recurring non-cash charge during the second quarter of 1998. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion.

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

     FINANCIAL CONDITION

     FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $345.3 million at September 30, 1998 from $372.0 million at December 31, 1997. This 7% decrease reflects a non-recurring $114.5 million pre-tax charge during the second quarter of 1998 (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES") partially offset by amounts capitalized upon completion of the Company's securitization transactions related to the present value of estimated cash flows.

     DEFERRED INCOME TAX. There were no deferred income taxes at September 30, 1998 compared with a net deferred tax liability of $18.8 million at December 31, 1997. This decrease reflects the recognition of a portion of the tax benefit from the 1998 second quarter loss from operations. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a valuation allowance during the quarter ended June 30, 1998. The valuation allowance was established to offset the deferred tax asset associated with the Company's net operating loss carryforward resulting in no net deferred income taxes at September 30, 1998.

     IMPACT OF YEAR 2000

     The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer based applications to recognize the date change from December 31, 1999 to January 1, 2000, potentially causing miscalculations, system failures and other operational problems.

     One of the Company's most critical operating systems is its loan accounting system. In July 1997, an internal implementation team along with outside consultants was assigned to evaluate, select, and implement a new installment loan accounting system and various sub-systems (the "ILA system") in connection with an initiative to replace and enhance the Company's key operating systems. One of the requirements for consideration was that the new ILA system be Year 2000 compliant. In late 1997, a contract was signed with a nationally recognized vendor to provide the Company with such a system. The contract warrants, among other things, that the core software system being purchased would be fully Year 2000 compliant by mid 1998. The contract further warrants that the software will be installed and in parallel testing with the Company's current system in the first quarter of 1999. To date, the terms of the contract have been met.

     In addition, in early 1998 the Company formed a dedicated project team to conduct an extensive analysis of the impact that the Year 2000 issue would have on its automated information systems (exclusive of the ILA system), business support systems and facility operating systems. The project team has been responsible for the prioritization of Year 2000 tasks, development of implementation plans, and the establishment of timetables for completion and testing of all necessary modifications. As a result, the Company has initiated the replacement, modification or reprogramming of Year 2000 non-compliant hardware and software and since 1997 has required that all new hardware and software be certified as Year 2000 compliant prior to purchase. To assist in this process, the Company has engaged an independent company to aid in the remediation of non-compliant programs. The modification and reprogramming of these programs is currently underway and scheduled to be completed and tested by the end of 1998 with implementation completed during the first quarter of 1999. All Year 2000 testing will be completed in an isolated systems environment dedicated for Year 2000 issues. As a contingency to the possibility of an unplanned delay in the implementation of the new ILA system discussed above, the Company's current loan accounting system has been included in the programs provided to the independent company for remediation. This will provide a Year 2000 compliant installment loan accounting system even if the implementation of the new ILA system should be delayed beyond the end of 1999.

     The Company currently expects to have all business critical hardware and software Year 2000 compliant by the end of the first quarter of 1999 and to complete a Year 2000 certification process by mid-1999. The Company estimates that the cost of its Year 2000 project will aggregate approximately $1.5 million, of which approximately $0.3 million has been expended through September 30, 1998. These costs do not include amounts related to the implementation of the ILA system or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of, the Year 2000 issue. Consistent with the Company's capitalization policy, the cost of such non-Year 2000 hardware and software purchases will be capitalized and amortized over their expected useful lives.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures that the Company undertakes, but also on the way in which the Year 2000 issue is addressed by its business partners, service providers, utility providers, governmental agencies and other entities with which the Company does business. The Company is developing a plan to contact parties which provide services critical to the successful operation of its business to heighten their awareness of the Year 2000 issue, to learn how they are addressing it and to evaluate any likely impact on the Company. For example, the Company plans to begin a Year 2000 survey of its credit bureaus, investment bankers and warehouse providers during the fourth quarter of 1998. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Company. At the current time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

     The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities such as the purchase of loans and the invoicing, collecting and application of obligor repayments. In addition, disruptions in the economy generally resulting for Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, such as improper application of repayments and resulting incorrect credit reporting to credit bureaus. The amount of potential liability and lost revenue cannot reasonably be estimated at this time. The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary.

     The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material difference include, but are not limited to, the continued availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the performance of contractors and companies retained to provide new software and to remediate existing hardware and software, and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

     The following tables describe the Company's delinquency, credit loss and repossession experience for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and foreclosure of the collateral are charged against applicable allowances.

DELINQUENCY EXPERIENCE (1):


                                                            SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                                        ---------------------------     ---------------------------
                                                        NUMBER OF                       NUMBER OF
                                                          LOANS            BALANCE        LOANS             BALANCE
                                                        ---------        ----------     ---------        ----------
(DOLLARS IN THOUSANDS)
     Servicing portfolio at end of period               447,542          $5,137,798     411,429          $4,956,090
     Delinquencies:
       31-60 days                                         9,820          $  114,398       8,297          $  100,161
       61-90 days                                         3,662              43,666       3,635              45,485
       91 days or more                                    4,363              51,440       3,019              34,047
                                                        -------          ----------     -------          ----------
     Total loans delinquent 31 or more days              17,845          $  209,504      14,951          $  179,693
                                                        -------          ----------     -------          ----------
                                                        -------          ----------     -------          ----------

     Delinquencies as a percentage of
       number of loans and amount
       outstanding at end of period (2)                    3.99%               4.08%       3.63%               3.63%
     Amount in repossession                               5,912          $   35,739       6,083          $   55,300

-----------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)  Amounts shown do not include loans which are less than 31 days delinquent.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------       -----------------------------
                                                            1998              1997             1998              1997
                                                         -----------      -----------      -----------      ------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding
  during the period                                      $5,133,325       $4,661,818       $5,062,745       $4,318,830

Average number of loans outstanding
  during the period                                         444,285          379,681          431,694          349,480
Number of charge-offs                                         9,125            6,843           25,399           17,208

Gross charge-offs (2)                                    $   60,896       $   38,681       $  192,322       $  118,352
Recoveries (3)                                                5,841            2,468           13,589            6,881
                                                         ----------       ----------       ----------       ----------

Net losses                                               $   55,055       $   36,213       $  178,733       $  111,471
                                                         ----------       ----------       ----------       ----------
                                                         ----------       ----------       ----------       ----------

Annualized gross charge-offs as a percentage
  of average servicing portfolio                               4.75%            3.32%            5.07%           3.65%
Annualized net losses as a percentage
  of average servicing portfolio                               4.29%            3.11%            4.71%           3.44%

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

(3) Includes post-disposition collection amounts received on previously charged-off loans.

     The increase in delinquency rate at September 30, 1998, compared with December 31, 1997, reflects the continued rise in the proportion of Classic loans in the Company's servicing portfolio, which approximated 53% of loans serviced at September 30, 1998, compared with 43% at December 31, 1997. Repossessed inventory has decreased since December 31, 1997, primarily due to the Company's decision to increase its use of wholesale disposition channels to liquidate repossessed vehicles thereby shortening the average number of days a vehicle is in inventory. During the first nine months of 1998 the Company sold approximately 77% of its repossessed inventory through wholesale channels compared with 48% in the same period a year ago, resulting in a reduction in the average number of days vehicles are held in inventory to approximately 64 days at September 30, 1998 compared with 105 days at December 31, 1997.

     The increase in gross charge-offs and net losses during the three and nine months ended September 30, 1998, compared to the same periods a year ago primarily reflects the continued rise in the proportion of Classic loans in the Company's servicing portfolio and the increase in the utilization of wholesale disposition channels. As previously discussed, the Company announced that it is planning to discontinue the sale of repossessed vehicles through retail disposition channels and anticipates that it will be completely out of these operations by the end of 1998 (see "Changes in Accounting Estimates and Non-Recurring Charges"). The Company believes that its decision to discontinue its retail remarketing operations will enable it to better manage its level of repossessed inventory and improve the timing of excess cash flows released to the Company from securitization trusts as a result of an increase in the speed at which repossessed vehicles can be liquidated. Annualized gross charge-offs and net losses during the nine month period ended September 30, 1998, include a charge of 0.57%, representing the impact of a write-down of current inventory resulting from a revision to the estimate of net realizable value (see "Changes in Accounting Estimates and Non-Recurring Charges") and an additional provision primarily associated with loans originated in connection with retail dispositions.

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

     PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $1.7 billion of loans during the first nine months of 1998 compared to $2.3 billion during the same period in 1997. The Company funds the purchase of loans primarily through the use of warehouse facilities prior to securitization of such assets. However, because the warehouse facilities are subject to advance rate restrictions and do not advance 100% of the loan balances being purchased, the Company is required to fund the remainder of all purchases with other available cash resources prior to securitization.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. Participations paid by the Company to dealers during the nine months ended September 30, 1998 were $49.5 million, or approximately 2.87% of the principal balance of loans purchased, compared with $72.1 million, or approximately 3.16% of loans purchased, during the same period in 1997. The decrease in dealer participations as an aggregate amount and as a percentage of loans purchased reflects the growth in volume in Classic loans, which are generally associated with lower dealer participations.

     SECURITIZATION OF AUTOMOBILE LOANS. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company funds these spread accounts by foregoing receipt of excess cash flow from the relevant securitization trust until these spread accounts exceed predetermined levels. In addition, for certain securitizations prior to the third quarter of 1997, the Company has been required to provide initial cash deposits into the spread accounts. The Company had $252.9 million of restricted cash in spread accounts at September 30, 1998, compared with $250.3 million at December 31, 1997. The increase in restricted cash in spread accounts reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows. Restricted cash in spread accounts was further reduced by $25.0 million during the second quarter of 1998 under an agreement between the Company and its provider of asset-backed securities insurance which allowed the Company to receive an early release from the spread accounts. See "Liquidity - Other Capital Resources" for additional discussion.

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

     REPOSSESSED INVENTORY. At September 30, 1998, repossessed inventory managed or owned by the Company and held for resale was $35.7 million, compared with $55.3 million at December 31, 1997. The rate of repossessed inventory turnover impacts cash available for spread accounts under securitization trusts and, consequently, the excess cash available for distribution to the Company. At September 30, 1998, repossessed inventory was 0.7% of the total servicing portfolio compared with 1.1% at December 31, 1997. In June 1998, the Company decided to discontinue liquidating its repossession inventory through retail disposition channels and began disposing of its repossessed vehicles exclusively through wholesale auctions (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions and generally lower wholesale used car prices.

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

     PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable but, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During the first nine months of 1998, the Company received $103.6 million of excess cash flow (which amount does not include the $25 million released sooner than would otherwise have been the case pursuant to an arrangement with the Company's providers of asset-backed securities performance see "Capital Resources - Other Capital Resources"), compared with $59.0 million during the same nine months in 1997. Included in the 1998 cash released from spread accounts is $0.6 million of cash which is restricted pursuant to an arrangement between the Company and its asset-backed securities insurance provider.

     SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans subsequently securitized. The Company also receives collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. During the nine months ended September 30, 1998 and 1997, the Company received cash for such servicing in the amount of $61.1 million and $47.5 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded primarily through warehouse facilities. At September 30, 1998, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $700.0 million, of which $642.2 million was available. The Company's current warehouse facilities have expiration dates between July 1999 and October 1999, subject to renewal or extension at the lenders' option. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities.

     SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to sell automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions for the nine months ended September 30, 1998, all of which were publicly issued and rated "AAA/Aaa".


                                                            REMAINING                                    CURRENT
                                            REMAINING      BALANCE AS A    CURRENT        WEIGHTED        GROSS
                                          BALANCE AS OF     PERCENTAGE     WEIGHTED        AVERAGE       INTEREST
                            ORIGINAL      SEPTEMBER 30,    OF ORIGINAL     AVERAGE      SECURITIZATION     RATE
DATE                        BALANCE           1998           BALANCE         APR            RATE          SPREAD
----------------------   -----------      -------------    ------------    --------     --------------   --------
(DOLLARS IN THOUSANDS)
March 1998               $  525,000         $  455,230        86.71%         17.15%          5.93%        11.22%
June 1998                   550,000            514,691        93.58%         17.16%          5.97%        11.19%
September 1998 (1)          600,000            536,722        89.45%         16.82%          5.63%        11.19%
                         ----------         ----------
                         $1,675,000         $1,506,643
                         ----------         ----------
                         ----------         ----------

(1) As of September 30, 1998, the Company had delivered $541.4 million of automobile loans and $58.6 million of cash remained in the pre-funded portion of the trust.


     HEDGING STRATEGY

     The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells Forward U.S. Treasury Locks that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. The Company receives the up-front gains or losses back over time through a lower or higher spread, respectively, at the time of securitization. During the first nine months of 1998, the Company had net realized losses on hedging transactions of $16.8 million. The Company had unrealized losses on hedge contracts of $4.7 million that remained outstanding at September 30, 1998.

     OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

     The Company has a program to sell up to $100.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Company's Senior
Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. During the first nine months of 1998, the Company issued $6.2 million of Junior Subordinated Notes.

     In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts beginning in May 1999, unless the terms of the arrangement are extended.

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

3.2 Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

EXHIBIT
   NO.    DESCRIPTION
-------   -----------

4.1       Rights Agreement dated as of November 1, 1996, between the Company and
          Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 1 to the Company's Registration
          Statement on Form 8-A filed November 7, 1996).

4.2       Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights
          Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).

4.3       Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Rights
          Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated September 30, 1998 and filed October 8,
          1998).

4.4       First Amendment and Restatement, dated as of April 28, 1995 of
          Indenture, dated July 1, 1994, between the Company and Norwest Bank
          Minnesota, National Association, as Trustee, relating to the Company's
          Unsecured Extendible Notes and Fixed Term Notes, including forms of
          Notes (incorporated by reference to Exhibit No. 4.8.1 to
          Post-Effective Amendment No. 2 on Form S-3 to the Company's
          Registration Statement on Form S-1, File No. 33-81512).

4.5 Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Company, Norwest Bank Minnesota, National
          Association, as Resigning Trustee, and Marine Midland Bank, as
          Successor Trustee, relating to the Company's Unsecured Extendible
          Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No.
          333-60531).

4.6 First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First
          Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13,1998, between the Company and Marine Midland
          Bank, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-60531).

4.7       Indenture dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

4.8       First Supplemental Indenture, dated as of March 15, 1996, to
          Indenture, dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

4.9       Indenture dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated March
          12, 1997 and filed March 18, 1997).

4.10      First Supplemental Indenture, dated as of March 12, 1997 between the
          Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due
          2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.11 Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant
          Agent (incorporated by reference to Exhibit 4.3 to the Company's
          Current Report on Form 8-K dated March 12, 1997 and filed March 18,
          1997).

4.12 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed
          March 18, 1997).

4.13 Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.14      Form of Initial Warrant Certificate (incorporated by reference to
          Exhibit 4.6 to the Company's Current Report on Form 8-K dated March
          12, 1997 and filed March 18, 1997).

4.15      Second Supplemental Indenture, dated as of October 8, 1997, to
          Indenture, dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, including form of

EXHIBIT
   NO.    DESCRIPTION
-------   -----------

          Notes , relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15, 1997).

10.1      Series 1998-C Supplement, dated as of September 22, 1998, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated, among the Company, Arcadia Receivables Finance Corp., Financial
          Security Assurance, Inc. and Norwest Bank Minnesota, National
          Association (filed herewith).

10.2 Insurance and Indemnity Agreement, dated as of September 22, 1998, among Financial Security Assurance, Inc., Arcadia Automobile
          Receivables Trust 1998-C, Arcadia Receivables Finance Corp. and the
          Company (filed herewith).

10.3      Receivables Financing Agreement dated as of September 24, 1998 among
          Arcadia Receivables Finance Corp. IV, as Borrower, the Company, as
          Servicer and Custodian, the Lenders Parties thereto, Credit Suisse
          First Boston, New York Branch, as Agent, and Norwest Bank Minnesota,
          National Association, as Backup Servicer and Collateral Agent (filed herewith).

10.4      Receivables Purchase Agreement and Assignment dated as of September
          24, 1998, between Arcadia Receivables Finance Corp. IV, as Purchaser, and the Company, as Seller (filed herewith).

10.5 Receivables Transfer Agreement dated as of October 16, 1998, by and among Arcadia Receivables Finance Corp. V, as Seller, the Company, as
          Servicer, Park Avenue Receivables Corporation, as purchaser, and The
          Chase Manhattan Bank, as Funding Agent (filed herewith).

10.6 Receivables Purchase Agreement dated as of October 16, 1998, by and between Arcadia Receivables Finance Corp. V, as buyer, and the Company
          (filed herewith).

10.7 Receivables Purchase Agreement dated as of October 16, 1998, by and between Arcadia Receivables Finance Corp. V, 10.6 as buyer, and the
          Company (filed herewith). Amendments to 1994-1997 Restricted Stock
          Election Plan (filed herewith).

10.8 Amendments to 1998-2000 Restricted Stock Election Plan (filed herewith).

10.9      Amendments to 1992 Director Stock Option Plan (filed herewith).

27.1      Financial Data Schedule (filed herewith).

            (b)  REPORTS ON FORM 8-K

  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA FINANCIAL LTD.


        SIGNATURE                               TITLE                                   DATE
        --------                                -----                                   ----
/s/ Richard A. Greenawalt   President, Chief Executive Officer, and Director      November 12,1998
--------------------------
  Richard A. Greenawalt

    /s/ John A. Witham      Executive Vice President and Chief Financial Officer  November 12,1998
--------------------------  (Principal Financial Officer)
      John A. Witham

  /s/ Brian S. Anderson     Senior Vice President, Corporate Controller and       November 12,1998
--------------------------  Assistant Secretary (Principal Accounting Officer)
    Brian S. Anderson


EXHIBIT INDEX


EXHIBIT
 NO.      DESCRIPTION
-------   -----------

3.1       Restated Articles of Incorporation of the Company, as amended
          (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1997).

3.2 Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1       Rights Agreement dated as of November 1, 1996, between the Company and
          Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 1 to the Company's Registration
          Statement on Form 8-A filed November 7, 1996).

4.2       Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights
          Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).

4.3       Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Rights
          Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated September 30, 1998 and filed October 8,
          1998).

4.4       First Amendment and Restatement, dated as of April 28, 1995 of
          Indenture, dated July 1, 1994, between the Company and Norwest Bank
          Minnesota, National Association, as Trustee, relating to the Company's
          Unsecured Extendible Notes and Fixed Term Notes, including forms of
          Notes (incorporated by reference to Exhibit No. 4.8.1 to
          Post-Effective Amendment No. 2 on Form S-3 to the Company's
          Registration Statement on Form S-1, File No. 33-81512).

4.5 Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Company, Norwest Bank Minnesota, National
          Association, as Resigning Trustee, and Marine Midland Bank, as
          Successor Trustee, relating to the Company's Unsecured Extendible
          Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No.
          333-60531).

4.6 First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First
          Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13,1998, between the Company and Marine Midland
          Bank, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-60531).

4.7       Indenture dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

4.8       First Supplemental Indenture, dated as of March 15, 1996, to
          Indenture, dated as of March 15, 1996, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

4.9       Indenture dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, relating to the
          Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated March
          12, 1997 and filed March 18, 1997).

4.10      First Supplemental Indenture, dated as of March 12, 1997 between the
          Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due
          2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.11 Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant
          Agent (incorporated by reference to Exhibit 4.3 to the

                                      27


EXHIBIT
 NO.      DESCRIPTION
-------   -----------

          Company's Current Report on Form 8-K dated March 12, 1997 and filed
          March 18, 1997).

4.12 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed
          March 18, 1997).

4.13 Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

4.14      Form of Initial Warrant Certificate (incorporated by reference to
          Exhibit 4.6 to the Company's Current Report on Form 8-K dated March
          12, 1997 and filed March 18, 1997).

4.15      Second Supplemental Indenture, dated as of October 8, 1997, to
          Indenture, dated as of March 12, 1997, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee, including form of
          Notes , relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15, 1997).

10.1      Series 1998-C Supplement, dated as of September 22, 1998, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated, among the Company, Arcadia Receivables Finance Corp., Financial
          Security Assurance, Inc. and Norwest Bank Minnesota, National
          Association (filed herewith).

10.2 Insurance and Indemnity Agreement, dated as of September 22, 1998, among Financial Security Assurance, Inc., Arcadia Automobile
          Receivables Trust 1998-C, Arcadia Receivables Finance Corp. and the
          Company (filed herewith).

10.3      Receivables Financing Agreement dated as of September 24, 1998 among
          Arcadia Receivables Finance Corp. IV, as Borrower, the Company, as
          Servicer and Custodian, the Lenders Parties thereto, Credit Suisse
          First Boston, New York Branch, as Agent, and Norwest Bank Minnesota,
          National Association, as Backup Servicer and Collateral Agent (filed herewith).

10.4      Receivables Purchase Agreement and Assignment dated as of September
          24, 1998, between Arcadia Receivables Finance Corp. IV, as Purchaser, and the Company, as Seller (filed herewith).

10.5 Receivables Transfer Agreement dated as of October 16, 1998, by and among Arcadia Receivables Finance Corp. V, as Seller, the Company, as
          Servicer, Park Avenue Receivables Corporation, as purchaser, and The
          Chase Manhattan Bank, as Funding Agent (filed herewith).

10.6 Receivables Purchase Agreement dated as of October 16, 1998, by and between Arcadia Receivables Finance Corp. V, as buyer, and the Company
          (filed herewith).

10.7 Amendments to 1994-1997 Restricted Stock Election Plan (filed herewith).

10.8 Amendments to 1998-2000 Restricted Stock Election Plan (filed herewith).

10.9      Amendments to 1992 Director Stock Option Plan (filed herewith).

27.1      Financial Data Schedule (filed herewith).


          (b)       REPORTS ON FORM 8-K

  None