Form 10-Q/A
period 1998-03-31
ARCADIA FINANCIAL LTD
filed 1999-03-23
CIK 879674

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      ----------

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

                                      ----------

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

                                      ----------


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

     The number of shares of the Common Stock of the registrant outstanding as of May 6, 1998 was 38,991,194.

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to amend Items 1 and 2 of Part I in their entirety. Such amendments reflect a restatement of the Company's consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows resulting from a change in account policy with respect to the valuation and accounting for the Company's finance income receivable. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information.


                                 FORM 10-Q/A-1 INDEX


                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements                                    3
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

SIGNATURES                                                                    19


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

                           SAFE HARBOR STATEMENT UNDER THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; modifications to the Company's retail disposition program; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to the Company's March 31, 1998, Quarterly Report on Form 10-Q filed May 14, 1998.

                                ARCADIA FINANCIAL LTD.
                             CONSOLIDATED BALANCE SHEETS

                                                                 (RESTATED)
                                                                 (UNAUDITED)                  (RESTATED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )     MARCH 31, 1998            DECEMBER 31, 1997
                                                                --------------            -----------------
                                                       ASSETS
Cash and cash equivalents                                            $   6,387                    $  17,274
Due from securitization trust                                          122,223                      107,207
Auto loans held for sale                                                20,582                       49,133
Finance income receivable                                              655,338                      602,454
Furniture, fixtures and equipment                                       17,157                       17,371
Other assets                                                            31,357                       32,483
                                                                     ---------                    ---------
     Total assets                                                    $ 853,044                    $ 825,922
                                                                     ---------                    ---------
                                                                     ---------                    ---------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities                               $  53,919                    $  30,880
Senior notes                                                           365,894                      365,640
Subordinated notes                                                      49,845                       50,772
Capital lease obligations                                                4,982                        5,368
Deferred income taxes                                                   15,313                       11,506
Accounts payable and accrued liabilities                                20,437                       26,302
                                                                     ---------                    ---------
     Total liabilities                                                 510,390                      490,468

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
  Common stock 38,991,194 and 38,813,735 shares issued
  and outstanding, respectively                                            390                          388
Additional paid-in capital                                             323,808                      322,819
Accumulated other comprehensive income                                   4,957                        3,704
Retained earnings                                                       13,499                        8,543
                                                                     ---------                    ---------
     Total shareholders' equity                                        342,654                      335,454
                                                                     ---------                    ---------
     Total liabilities and shareholders' equity                      $ 853,044                    $ 825,922
                                                                     ---------                    ---------
                                                                     ---------                    ---------

               See notes to unaudited consolidated financial statements

                                ARCADIA FINANCIAL LTD.
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                     (UNAUDITED)

                                                                      (RESTATED)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                     1998            1997
                                                               --------        --------
REVENUES:
  Net interest margin                                          $  19,947       $  18,058
  Gain on sale of loans, net of $98.0 million special
      charge in March 1997                                        27,000         (81,831)
  Servicing fee income                                            19,666          13,952
                                                               ---------       ---------
      Total revenues                                              66,613         (49,821)
EXPENSES:
  Salaries and benefits                                           17,347          14,478
  General and administrative and other operating expenses         28,487          26,165
                                                               ---------       ---------
      Total operating expenses                                    45,834          40,643
  Long-term debt and other interest expense                       12,785           7,591
                                                               ---------       ---------
      Total expenses                                              58,619          48,234
                                                               ---------       ---------
  Operating income (loss) before income taxes and
      extraordinary item                                           7,994         (98,055)
  Income tax expense (benefit)                                     3,038         (37,262)
                                                               ---------       ---------
  Income (loss) before extraordinary item                          4,956         (60,793)
  Extraordinary item, net of tax                                                 (15,828)
                                                               ---------       ---------
      Net income (loss)                                            4,956         (76,621)

Other comprehensive income (loss):
  Net unrealized gain (loss) on finance income receivable          2,024            (585)
  Income tax provision (benefit) related to other                    771            (222)
      comprehensive income
                                                               ---------       ---------
                                                                   1,253            (363)
                                                               ---------       ---------
  COMPREHENSIVE INCOME (LOSS)                                  $   6,209       $ (76,984)
                                                               ---------       ---------
                                                               ---------       ---------

BASIC EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item        $    0.13       $   (1.59)
  Extraordinary item per share                                         -           (0.41)
                                                               ---------       ---------
      Net income (loss) per share                              $    0.13       $   (2.00)
                                                               ---------       ---------
                                                               ---------       ---------
DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item        $    0.13       $   (1.59)
  Extraordinary item per share                                         -           (0.41)
                                                               ---------       ---------
      Net income (loss) per share                              $    0.13       $   (2.00)
                                                               ---------       ---------
                                                               ---------       ---------

Weighted average shares outstanding:
      Basic                                                    38,988,885      38,358,743
      Diluted                                                  39,360,968      38,358,743


              See notes to unaudited consolidated financial statements.

                                ARCADIA FINANCIAL LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                          (RESTATED)
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                         1998          1997
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   4,956     $  (76,621)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                        2,938          1,437
  (Increase) decrease in assets:
      Automobile loans held for sale:
      Purchases of automobile loans                                 (585,583)      (781,872)
      Sales of automobile loans                                      588,194        774,744
      Repayments of automobile loans                                  25,939          3,376
      Finance income receivable                                      (51,630)        41,574
      Due from securitization trusts                                 (15,016)        19,382
      Prepaid expenses and other assets                                  500            (41)
  Increase (decrease) in liabilities:
      Deferred income taxes                                            3,807        (47,184)
      Accounts payable and accrued liabilities                        (5,865)         5,749
                                                                   ---------     ----------
          Total cash used in operating activities                    (31,760)       (59,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                     (1,431)        (3,569)
Collections on subordinated certificates                                 274            248
                                                                   ---------     ----------
          Total cash used in investing activities                     (1,157)        (3,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                               304          2,485
Proceeds from borrowings under warehouse facilities                  716,229        500,513
Repayment of borrowings under warehouse facilities                  (693,190)      (580,726)
Unsecured subordinated notes, net                                       (927)          (885)
Repayments of long-term debt                                               -       (145,000)
Proceeds from issuance of long term debt                                   -        300,000
Deferred debt issuance cost                                                -         (5,428)
Reduction of capital lease obligations                                  (386)          (643)
                                                                   ---------     ----------
          Total cash provided by financing                            22,030         70,316
                                                                   ---------     ----------
Net increase (decrease) in cash and cash equivalents                 (10,887)         7,539
Cash and cash equivalents at beginning of period                      17,274         16,057
                                                                   ---------     ----------
Cash and cash equivalents at end of period                         $   6,387     $   23,596
                                                                   ---------     ----------
                                                                   ---------     ----------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                    $       -     $      132
  Cash paid for:
    Interest                                                       $  24,638     $   10,693


              See notes to unaudited consolidated financial statements.

                               ARCADIA FINANCIAL LTD.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (UNAUDITED)

                                                                                                          ACCUMULATED
                                                    NUMBER OF      COMMON      ADDITIONAL    RETAINED        OTHER
                                                     COMMON         PAR         PAID IN      EARNINGS    COMPREHENSIVE
                                                     SHARES        VALUE        CAPITAL      (DEFICIT)       INCOME        TOTAL
                                                   ----------    ----------    ----------    ----------    ----------    ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1997, AS RESTATED            38,813,735         $ 388     $ 322,819       $ 8,543      $  3,704     $ 335,454
Exercise of options and warrants                       39,357             1           104             -             -           105
Issuance of Common Stock:
  Benefit plans                                       138,102             1           198             -             -           199
Amortization of deferred compensation                       -             -           687             -             -           687
Unrealized gain on financed income receivable               -             -             -             -         1,253         1,253
Net income, as restated                                     -             -             -         4,956             -         4,956
                                                   ----------    ----------    ----------    ----------    ----------    ----------
BALANCE, MARCH 31, 1998, AS Restated               38,991,194         $ 390     $ 323,808       $13,499      $  4,957     $ 342,654
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                   ----------    ----------    ----------    ----------    ----------    ----------








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

     REPORTING COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective January 1, 1998. SFAS 130 establishes standard for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying consolidated financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

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

2.   ACCOUNTING CHANGE

     Pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and public comments from the Securities and Exchange Commission released on December 8, 1998, during the fourth quarter of 1998 the Company changed its accounting policy with respect to the valuation and accounting for its finance income receivable to the "cash-out" method. Finance income receivable represents the Company's retained interest in estimated future cash flows from securitization transactions. Under the "cash-in" method previously used by the Company, (i) the assumed discount period for measuring the present value of future cash flows ended when these cash flows were deposited into the securitization trust accounts and (ii) any initial deposits to spread accounts were recorded at face value. Under the "cash-out" method, the assumed discount period for measuring the present value of future cash flows from the trusts ends when cash, including return of the initial deposits, its distributed to the Company on an unrestricted basis. Prior period financial statements have been restated to reflect this change on a retroactive basis. The effects of the restatement on the consolidated balance sheet at December 31 and March 31, 1997 and the consolidated statements of operations and comprehensive income and shareholders' equity for the three months ended March 31, 1998 and 1997 are as follows:

                                               AT MARCH 31, 1998                   AT DECEMBER 31, 1997
                                          ---------------------------         ------------------------------
                                          ORIGINALLY           AS             ORIGINALLY              AS
(IN MILLIONS, EXCEPT PER SHARE DATA)       REPORTED         RESTATED           REPORTED            RESTATED
                                          ----------       ----------         ----------          ----------
BALANCE SHEET:
  Finance income receivable               $  671,919       $  655,338         $  622,282          $  602,454
  Deferred income taxes                       21,418           15,313             18,846              11,506
  Shareholders' equity                       353,130          342,654            347,942             335,454

                                                                   THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------------------
                                                    1998                                   1997
                                          ---------------------------         ------------------------------
                                          ORIGINALLY           AS             ORIGINALLY              AS
                                           REPORTED         RESTATED           REPORTED            RESTATED
                                          ----------       ----------         ----------          ----------
STATEMENT OF OPERATIONS:
  Revenues                                $  65,389        $   66,613         $  (47,863)         $  (49,821)
  Income tax expense (benefit)                2,573             3,038            (36,586)            (37,262)
  Net Income (loss)                           4,197             4,956            (75,339)            (76,621)

  Basic earnings per share                $    0.11        $     0.13         $    (1.96)         $    (2.00)
  Diluted Earnings per share                   0.11              0.13              (1.96)              (2.00)

                               ARCADIA FINANCIAL LTD.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        FOR THE QUARTER ENDED MARCH 31, 1998


3. FINANCE INCOME RECEIVABLE

The following table sets forth the components of finance income receivable:

                                                                          (RESTATED)     (RESTATED)
                                                                              AT             AT
                                                                           MARCH 31,     DECEMBER 31,
                                                                             1998           1997
                                                                         ------------    ------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments (1)     $  1,066,084    $  1,009,800
Deferred servicing income                                                     (89,589)        (88,282)
Reserve for loan losses                                                      (236,266)       (235,599)
                                                                         ------------    ------------
Undiscounted cash flows on loans sold, net of estimated prepayments           740,229         685,919
Discount to present value                                                     (84,891)        (83,465)
                                                                         ------------    ------------
                                                                         $    655,338    $    602,454
                                                                         ------------    ------------
                                                                         ------------    ------------
Reserve for loan losses as a percentage of servicing portfolio                   4.70%           4.75%

(1) Includes restricted cash deposits in securitization spread accounts of $261.3 million and $250.3 million at March 31, 1998 and December 31, 1997, respectively.


The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
    BALANCE, DECEMBER 31, 1997, AS RESTATED                                               $   602,454
    Present value of estimated future cash flows from current period securitizations           60,518
    Interest earned on spread accounts                                                          3,715
    Recognition of present value effect of discounted cash flows                               11,577
    Unrealized gain on retained assets                                                          2,024
    Less:
        Excess cash flows released to the Company (1)                                         (24,950)
                                                                                          -----------
    BALANCE AT MARCH 31, 1998, AS RESTATED                                                $   655,338
                                                                                          -----------
                                                                                          -----------

-------------------

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

                               ARCADIA FINANCIAL LTD.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        FOR THE QUARTER ENDED MARCH 31, 1998


4. OTHER ASSETS

                                                    AT                AT
                                              MARCH 31, 1998   DECEMBER 31, 1997
                                              --------------   -----------------
(DOLLARS IN THOUSANDS)
Advances due to servicer                         $ 5,375           $ 6,072
Deferred debt issuance costs                      11,166            11,518
Investment in subordinated certificates            2,590             2,864
Servicing fee receivable                           4,577             4,389
Prepaid expenses                                   1,811             1,078
Repossessed assets                                 1,006             1,181
Other assets                                       4,832             5,381
                                              --------------   -----------------
                                                 $31,357           $32,483
                                              --------------   -----------------
                                              --------------   -----------------


5. SUBORDINATED NOTES

                                                    AT                AT
                                              MARCH 31, 1998   DECEMBER 31, 1997
                                              --------------   -----------------
(DOLLARS IN THOUSANDS)
Senior subordinated notes, Series 1996-A         $30,000             $30,000
Junior subordinated notes                         19,845              20,772
                                              --------------   -----------------
                                                 $49,845             $50,772
                                              --------------   -----------------
                                              --------------   -----------------

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the three month periods ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                       (RESTATED)      (RESTATED)
                                                                      1998            1997
                                                                  ------------    -------------
Numerator
  Net income (loss ) before extraordinary item                    $      4,956    $     (60,793)
                                                                  ------------    -------------
                                                                  ------------    -------------
Denominator:
  Denominator for basic earnings per share -
     weighted average shares                                        38,988,885       38,358,743
  Dilutive effect of options and warrants                              372,083          838,786
                                                                  ------------    -------------
  Denominator for diluted earnings per share - adjusted
     weighted average shares                                        39,360,968       39,197,529
                                                                  ------------    -------------
                                                                  ------------    -------------

Basic earnings (loss) per share before extraordinary item         $       0.13     $      (1.59)
                                                                  ------------    -------------
                                                                  ------------    -------------

Diluted earnings (loss) per share before extraordinary item (1)   $       0.13     $      (1.59)
                                                                  ------------    -------------
                                                                  ------------    -------------

--------------------
(1) In 1997, the weighted average shares under the diluted computation have an anti-dilutive effect; therefore diluted earnings per share are shown equal to basic earnings per share.

     Options and warrants to purchase 5.3 million shares of common stock at prices between $6.94 and $21.50 per share were outstanding during the first quarter 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater that the average market price of the common shares and, therefore, the effect would be antidulitive.

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

     NET INTEREST MARGIN. The components of net interest margin for each of the three months ended March 31 were:

                                                                       (RESTATED)   (RESTATED)
                                                                          1998         1997
                                                                       ----------   ----------
  (DOLLARS IN THOUSANDS)
  Interest income on loans, net                                        $    6,279   $    8,170
  Interest income on short-term investments and other cash accounts         3,060        2,364
  Recognition of present value discount                                    11,577        8,182
  Provision for credit losses on loans held for sale                         (969)        (658)
                                                                       ----------   ----------
    Net interest margin                                                $   19,947   $   18,058
                                                                       ----------   ----------
                                                                       ----------   ----------

     Net interest margin increased 10% during the three months ended March 31, 1998, compared with the same period a year ago. The increase in net interest margin is primarily due to an increase in the recognition of present value discount reflecting the growth in the Company's finance income receivable and related present value discount applied to the estimate of future cash flows.

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

     The Company's loan purchasing and securitization volume for each of the three months ended March 31 are set forth in the table below.

                                                     1998          1997
                                                  --------      --------
    (DOLLARS IN THOUSANDS)
    Premier                                       $172,283      $403,195
    Classic                                        411,690       378,677
                                                  --------      --------
       Total automobile loans purchased           $583,973      $781,872
                                                  --------      --------
                                                  --------      --------
     Automobile loans securitized                 $588,194      $774,744

     GAIN ON SALE OF LOANS. Revenue provided from gain on sale of loans was $27.0 million during the three months ended March 31, 1998. Included in gain on sale of loans during the three months ended March 31, 1997 was a non-recurring pre-tax charge of $98.0 million resulting in a loss on sale of loans of $81.8 million (see "SPECIAL CHARGES"). Excluding this non-recurring charge, gain on sale of loans increased 67%. This increase is primarily due to a widening of the gross interest spread earned on loans securitized (see table below) and a decline in the average participation rate paid to dealers for loan originations, partially offset by a 24% decrease in loan securitization volume.

     The following table summarizes the Company's gross interest rate spreads for each of the three month periods ended March 31:

                                                         1998          1997
                                                       --------      --------
     Weighted average APR of loans securitized            17.04%        15.48%
     Weighted average securitization rate                  5.98          6.52
                                                       --------      --------
       Gross interest rate spread (1)                     11.06%         8.96%
                                                       --------      --------
                                                       --------      --------

----------
 (1)  Before gains/losses on hedging transactions.

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

     SERVICING FEE INCOME. The components of servicing fee income for each of the three month periods ended March 31 were:

                                                                    (RESTATED)
                                                          1998          1997
                                                       --------      --------
     (DOLLARS IN THOUSANDS)
     Contractual servicing fee income                   $13,928       $ 9,478
     Other servicing income                               5,738         4,474
                                                       --------      --------
        Total servicing fee income                      $19,666       $13,952
                                                       --------      --------
                                                       --------      --------

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

     The following table reflects the growth in the Company's servicing portfolio from March 31, 1997 to March 31, 1998:

                                                                             AT MARCH 31,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ----------    ----------
     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
     Principal balance of automobile loans held for sale             $   21,129    $   41,605
     Principal balance of loans serviced under securitizations        5,005,350     4,152,993
                                                                     ----------    ----------
     Servicing portfolio                                             $5,026,479    $4,194,598
                                                                     ----------    ----------
                                                                     ----------    ----------
     Average unpaid principal balance (actual dollars)               $   11,775    $   12,479
     Number of loans serviced                                           426,884       336,129

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

     FINANCIAL CONDITION

     FINANCE INCOME RECEIVABLE. Finance income receivable increased to $655.3 million at March 31, 1998 from $602.5 million at December 31, 1997. This increase is primarily due to amounts capitalized upon completion of securitization transactions during the first quarter of 1998 related to the present value of estimate cash flows partially off-set by excess cash flows released to the Company.

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

DELINQUENCY EXPERIENCE (1):
                                                            MARCH 31, 1998                DECEMBER 31, 1997
                                                      --------------------------      --------------------------
                                                      NUMBER OF                       NUMBER OF
                                                        LOANS          BALANCE          LOANS          BALANCE
                                                      ---------       ----------      ---------       ----------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                    426,884       $5,026,479        411,429       $4,956,090
Delinquencies:
  31-60 days                                              7,484       $   90,148          8,297       $  100,161
  61-90 days                                              3,358           41,363          3,635           45,485
  91 days or more                                         3,967           46,023          3,019           34,047
                                                      ---------       ----------      ---------       ----------
Total loans delinquent 31 or more days                   14,809       $  177,534         14,951       $  179,693
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                         3.47%            3.53%          3.63%            3.63%
Amount in repossession (3)                                5,646       $   51,482          6,083       $   55,300
                                                      ---------       ----------      ---------       ----------

Total delinquencies and amount in
  repossession (2) (3)                                   20,455       $  229,016         21,034       $  234,993
                                                      ---------       ----------      ---------       ----------
                                                      ---------       ----------      ---------       ----------


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

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ----------------------------
                                                                                1998              1997
                                                                             ----------        ----------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period                    $5,001,781        $3,976,446
Average number of loans outstanding during the period                           419,179           319,118
Number of charge-offs                                                             7,597             4,966

Gross charge-offs (2)                                                        $   52,479        $   46,410
Recoveries (3)                                                                    3,576             1,880
                                                                             ----------        ----------
Net losses                                                                   $   48,903        $   44,530
                                                                             ----------        ----------
                                                                             ----------        ----------
Annualized gross charge-offs as a percentage of average
  servicing portfolio                                                              4.20%             4.67%
Annualized net losses as a percentage of average
   servicing portfolio                                                             3.91%             4.48%

------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

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

                                                                                                                         CURRENT
                                               REMAINING          REMAINING           CURRENT           WEIGHTED          GROSS
                                               BALANCE AS        BALANCE AS A         WEIGHTED          AVERAGE          INTEREST
                             ORIGINAL         OF MARCH 31,      PERCENTAGE OF         AVERAGE        SECURITIZATION        RATE
DATE                         BALANCE              1998         ORIGINAL BALANCE         APR               RATE            SPREAD
----------------------      ---------         -----------      ----------------       --------       --------------      ---------
(DOLLARS IN THOUSANDS)

March 1998 (1)              $ 525,000          $ 484,853            92.35%             17.17%            5.93%            11.24%


--------------------
(1) As of March 31, 1998, the Company had delivered $489.9 million of automobile loans and $35.1 million of cash remained in the pre-funded portion of the trust.

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

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ARCADIA FINANCIAL LTD.

           Signature                                  Title                                        Date
           ---------                                  -----                                        ----
   /s/ Richard A. Greenawalt         President, Chief Executive Officer, and Director          March 23, 1999
----------------------------------
       Richard A. Greenawalt

   /s/ John A. Witham                Executive Vice President and Chief Financial Officer      March 23, 1999
----------------------------------   (Principal Financial Officer)
       John A. Witham

   /s/ Brian S. Anderson             Senior Vice President, Corporate Controller and           March 23, 1999
----------------------------------   Assistant Secretary (Principal Accounting Officer)
       Brian S. Anderson
