Form 10-Q/A
period 1998-06-30
ARCADIA FINANCIAL LTD
filed 1999-03-23
CIK 879674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-Q/A-2

               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998    Commission file number 0-20526

                                   -----------

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

                                   -----------


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     The number of shares of the Common Stock of the registrant outstanding as of July 31, 1998 was 39,129,964.

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to amend Items 1 and 2 of Part I in their entirety. Such amendments reflect a restatement of the Company's consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows resulting from a change in account policy with respect to the valuation and accounting for the Company's finance income receivable. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information.

                               FORM 10-Q/A-2 INDEX

                                                                                                     Page
                                                                                                     ----
PART I     FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements                                                          3
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            12

SIGNATURES                                                                                           24


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

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                         (RESTATED)                (RESTATED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)              JUNE 30, 1998           DECEMBER 31, 1997
                                                                        -------------           -----------------
                                                   ASSETS
Cash and cash equivalents                                                   $   8,160                   $  17,274
Due from securitization trust                                                 133,551                     107,207
Auto loans held for sale                                                       15,480                      49,133
Finance income receivable                                                     554,629                     602,454
Furniture, fixtures and equipment                                              16,756                      17,371
Other assets                                                                   30,225                      32,483
                                                                            ---------                   ---------
     Total assets                                                           $ 758,801                   $ 825,922
                                                                            ---------                   ---------
                                                                            ---------                   ---------
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                      $  53,962                   $  30,880
Senior notes                                                                  366,149                     365,640
Subordinated notes                                                             49,681                      50,772
Capital lease obligations                                                       4,366                       5,368
Deferred income taxes                                                               -                      11,506
Accounts payable and accrued liabilities                                       39,368                      26,302
                                                                            ---------                   ---------
     Total liabilities                                                        513,526                     490,468

Commitments and contingencies
Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 38,966,697 and 38,813,735 shares issued
    and outstanding, respectively                                                 390                         388
Additional paid-in capital                                                    323,775                     322,819
Accumulated other comprehensive income                                          9,080                       3,704
Retained earnings (deficit)                                                   (87,970)                      8,543
                                                                            ---------                   ---------
     Total shareholders' equity                                               245,275                     335,454
                                                                            ---------                   ---------
     Total liabilities and shareholders' equity                             $ 758,801                   $ 825,922
                                                                            ---------                   ---------
                                                                            ---------                   ---------

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                               (RESTATED)                        (RESTATED)
                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                        ----------      ----------      ----------       ----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            1998           1997            1998              1997
                                                                        ----------      ----------      ----------       ----------
Revenues:
  Net interest margin                                                    $  20,971        $ 20,821        $ 40,918         $ 38,879
  Gain (loss) on sale of loans                                             (87,298)         21,672         (60,298)         (60,159)
  Servicing fee income                                                      20,184          16,061          39,850           30,013
                                                                        ----------      ----------      ----------       ----------
      Total revenues                                                       (46,143)         58,554          20,470            8,733

EXPENSES:
  Salaries and benefits                                                     15,773          15,115          33,120           29,593
  General and administrative and other operating expenses                   38,918          23,810          67,405           49,975
                                                                        ----------      ----------      ----------       ----------
      Total operating expenses                                              54,691          38,925         100,525           79,568
  Long-term debt and other interest expense                                 12,908          10,651          25,693           18,242
                                                                        ----------      ----------      ----------       ----------
      Total expenses                                                        67,599          49,576         126,218           97,810
                                                                        ----------      ----------      ----------       ----------
  Operating income (loss) before income taxes and
      extraordinary item                                                  (113,742)          8,978        (105,748)         (89,077)
  Income tax expense (benefit)                                             (12,273)          3,412          (9,235)         (33,850)
                                                                         ----------      ----------      ----------       ---------
  Income (loss) before extraordinary item                                 (101,469)          5,566         (96,513)         (55,227)
  Extraordinary item, net of tax                                                 -               -               -          (15,828)
                                                                        ----------      ----------      ----------       ----------
      Net income (loss)                                                   (101,469)          5,566         (96,513)         (71,055)
Other comprehensive income (loss):
  Net unrealized gain (loss) on finance income receivables                   1,081           2,342           3,105            1,757
  Income tax provision (benefit) related to other                           (3,042)            891          (3,271)             669
      comprehensive income
                                                                        ----------      ----------      ----------       ----------
                                                                             4,123           1,451           5,376            1,088
                                                                        ----------      ----------      ----------       ----------
  COMPREHENSIVE INCOME (LOSS)                                             $(97,346)       $  7,017        $(91,137)        $(69,967)
                                                                        ----------      ----------      ----------       ----------
                                                                        ----------      ----------      ----------       ----------
BASIC EARNINGS PER SHARE:
  Net income (loss) per share before extrordinary item                    $  (2.60)       $   0.14        $  (2.48)        $  (1.43)
  Extraordinary item per share                                                   -               -               -            (0.41)
                                                                        ----------      ----------      ----------       ----------
      Net income (loss) per share                                         $  (2.60)       $   0.14        $  (2.48)        $  (1.84)
                                                                        ----------      ----------      ----------       ----------
                                                                        ----------      ----------      ----------       ----------
DILUTED EARNINGS PER SHARE:
  Net income (loss) per share before extraordinary item                   $  (2.60)       $   0.14        $  (2.48)        $  (1.43)
  Extraordinary item per share                                                   -               -               -            (0.41)
                                                                        ----------      ----------      ----------       ----------
      Net income (loss) per share                                         $  (2.60)       $   0.14        $  (2.48)        $  (1.84)
                                                                        ----------      ----------      ----------       ----------
                                                                        ----------      ----------      ----------       ----------
Weighted average shares outstanding:
      Basic                                                             38,966,697      38,702,011      38,965,549       38,558,754
      Diluted                                                           38,966,697      39,182,748      38,965,549       38,558,754

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       (RESTATED)
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                         ---------------------------------------
(DOLLARS IN THOUSANDS)                                                        1998                   1997
                                                                         ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $   (96,513)          $     (71,055)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                                   5,138                   3,262
  (Increase) decrease in assets:
      Automobile loans held for sale:
        Purchases of automobile loans                                        (1,159,784)             (1,557,818)
        Sales of automobile loans                                             1,159,976               1,522,135
        Repayments of automobile loans                                           33,461                  24,496
      Finance income receivable                                                  53,201                 (22,740)
      Due from securitization trusts                                            (26,344)                  8,865
      Prepaid expenses and other assets                                           1,026                   1,739
  Increase (decrease) in liabilities:
      Deferred income taxes                                                     (11,506)                (42,882)
      Accounts payable and accrued liabilities                                   13,066                  14,794
                                                                         ---------------        ----------------
           Total cash used in operating activities                              (28,279)               (119,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                                (2,655)                 (5,006)
Collections on subordinated certificates                                            527                     572
                                                                         ---------------        ----------------
           Total cash used in investing activities                               (2,128)                 (4,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                          304                   2,485
Proceeds from borrowings under warehouse facilities                           1,512,737               1,074,410
Repayment of borrowings under warehouse facilities                           (1,489,655)             (1,087,828)
Unsecured subordinated notes, net                                                (1,091)                 (1,947)
Repayments of long-term debt                                                          -                (145,000)
Proceeds from issuance of long term debt                                              -                 300,000
Deferred debt issuance cost                                                           -                  (5,127)
Reduction of capital lease obligations                                           (1,002)                 (1,277)
                                                                         ---------------        ----------------
           Total cash provided by financing activities                           21,293                 135,716
                                                                         ---------------        ----------------
Net increase (decrease) in cash and cash equivalents                             (9,114)                 12,078
Cash and cash equivalents at beginning of period                                 17,274                  16,057
                                                                         ---------------        ----------------
Cash and cash equivalents at end of period                                   $    8,160             $     28,135
                                                                         ---------------        ----------------
                                                                         ---------------        ----------------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                                       -             $        132
  Cash paid for:
    Interest                                                                   $ 28,928             $     14,656

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                              -----------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                               NUMBER OF   COMMON    ADDITIONAL      RETAINED         OTHER
                                                COMMON       PAR      PAID IN        EARNINGS     COMPREHENSIVE
                                                SHARES      VALUE     CAPITAL       (DEFICIT)         INCOME           TOTAL
                                              ----------- ---------- -------------  -------------  --------------  --------------

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1997, AS RESTATED        38,813,735      $ 388   $ 322,819     $    8,543         $ 3,704       $ 335,454
Exercise of options and warrants                   39,357          1         104              -               -             105
Issuance of Common Stock:
    Benefit plans                                 113,605          1         198              -               -             199
Amortization of deferred compensation                   -          -         654              -               -             654
Unrealized gain on financed income receivable           -          -           -              -           5,376            5,376
Net loss, as restated                                   -          -           -        (96,513)              -         (96,513)
                                              ------------ --------- -------------  -------------  --------------  --------------
BALANCE, JUNE 30, 1998, AS RESTATED            38,966,697      $ 390   $ 323,775      $ (87,970)        $ 9,080       $ 245,275
                                              ------------ --------- -------------  -------------  --------------  --------------
                                              ------------ --------- -------------  -------------  --------------  --------------

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

     The Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), effective January 1, 1998. SFAS 130 establishes standard for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying consolidated financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

2.  ACCOUNTING CHANGE

     Pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and public comments from the Securities and Exchange Commission released on December 8, 1998, during the fourth quarter of 1998 the Company changed its accounting policy with respect to the valuation and accounting for its finance income receivable to the "cash-out" method. Finance income receivable represents the Company's retained interest in estimated future cash flows from securitization transactions. Under the "cash-in" method previously used by the Company, (i) the assumed discount period for measuring the present value of future cash flows ended when these cash flows were deposited into the securitization trust accounts and (ii) any initial deposits to spread accounts were recorded at face value. Under the "cash-out" method, the assumed discount period for measuring the present value of future cash flows from the trusts ends when cash, including return of the initial deposits, its distributed to the Company on an unrestricted basis. Prior period financial statements have been restated to reflect this change on a retroactive basis. The effects of the restatement on the consolidated balance sheet at December 31, 1997 and the consolidated statements of operations and comprehensive income and shareholders' equity for the three months ended June 30, 1998 and 1997 are as follows:

                                                  AT JUNE 30, 1998                     AT DECEMBER 31, 1997
                                          ----------------------------------     ----------------------------------
                                           ORIGINALLY              AS             ORIGINALLY              AS
(IN MILLIONS, EXCEPT PER SHARE DATA)        REPORTED            RESTATED           REPORTED            RESTATED
                                          --------------     ---------------     --------------     ---------------
BALANCE SHEET:
  Finance income receivable                   $ 568,534           $ 554,629          $ 622,282           $ 602,454
  Deferred income taxes                               -                   -             18,846              11,506
  Shareholders' equity                          259,180             245,275            347,942             335,454

                                                                 THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------------
                                                       1998                                     1997
                                          ----------------------------------     ----------------------------------
                                           ORIGINALLY              AS             ORIGINALLY              AS
                                            REPORTED            RESTATED           REPORTED            RESTATED
                                          --------------     ---------------     --------------     ---------------
STATEMENT OF OPERATIONS:
  Revenues                                   $ (47,737)          $ (46,143)           $ 58,839            $ 58,554
  Income tax expense (benefit)                 (21,419)            (12,273)              3,520               3,412
  Net Income (loss)                            (93,917)           (101,469)              5,743               5,566

  Basic earnings per share                   $   (2.41)          $   (2.60)           $   0.15            $   0.14
  Diluted Earnings per share                     (2.41)              (2.60)               0.15                0.14

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998

3. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable:

                                                                                       (RESTATED)       (RESTATED)
                                                                                           AT               AT
                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1998             1997
                                                                                      --------------   --------------
    (DOLLARS IN THOUSANDS)
    Estimated cash flows on loans sold, net of estimated prepayments                     $1,173,434       $1,009,800
    Deferred servicing income                                                              (102,855)         (88,282)
    Reserve for loan losses                                                                (429,182)        (235,599)
                                                                                      --------------   --------------
    Undiscounted cash flows on loans sold, net of estimated prepayments                     641,397          685,919
    Discount to present value                                                               (86,768)         (83,465)
                                                                                      --------------   --------------
                                                                                         $  554,629       $  602,454
                                                                                      --------------   --------------
                                                                                      --------------   --------------

       Reserve for loan losses as a percentage of servicing portfolio                          8.44%            4.75%

    The following represents the roll-forward of the finance income receivable balance:

    (DOLLARS IN THOUSANDS)
    BALANCE, DECEMBER 31, 1997, AS RESTATED                                                               $  602,454
    Present value of estimated future cash flows from current period securitizations                         117,338
    Interest earned on spread accounts                                                                         7,314
    Recognition of present value effect of discounted cash flows                                              23,608
    Unrealized gain on retained assets                                                                         3,105
    Less:
        Spread account recourse reduction amount (1)                                                         (25,000)
        Excess cash flows released to the Company (2)                                                        (59,690)
        Change in estimates of charge-offs, recovery rates and prepayments                                  (114,500)
                                                                                                       --------------
    BALANCE, JUNE 30, 1998, AS RESTATED                                                                   $  554,629
                                                                                                       --------------
                                                                                                       --------------

-------------
 (1) In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replishment period will begin in May 1999, unless the terms of the arrangement are extended.

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

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998


4.   OTHER ASSETS                                         AT                              AT
                                                       JUNE 30,                      DECEMBER 31,
                                                         1998                            1997
                                                    --------------                 --------------
     (DOLLARS IN THOUSANDS)
     Advances due to servicer                              $ 5,612                        $ 6,072
     Deferred debt issuance costs                           10,814                         11,518
     Investment in subordinated certificates                 2,337                          2,864
     Servicing fee receivable                                4,706                          4,389
     Prepaid expenses                                        1,275                          1,078
     Repossessed assets                                        397                          1,181
     Other assets                                            5,084                          5,381
                                                    --------------                 --------------
                                                           $30,225                        $32,483
                                                    --------------                 --------------
                                                    --------------                 --------------


5.   SUBORDINATED NOTES                                   AT                             AT
                                                       JUNE 30,                      DECEMBER 31,
                                                         1998                           1997
                                                    --------------                 --------------
     (DOLLARS IN THOUSANDS)
     Senior subordinated notes, Series 1996-A              $30,000                        $30,000
     Junior subordinated notes                              19,681                         20,772
                                                    --------------                 --------------
                                                           $49,681                        $50,772
                                                    --------------                 --------------
                                                    --------------                 ---------------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1998


6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for each of the three and six month periods ended June 30:


                                                               (RESTATED)                       (RESTATED)
                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------  -------------------------------
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)          1998            1997            1998             1997
                                                     ---------------  --------------  --------------  ---------------
    Numerator:
      Net income (loss) before
       extraordinary item                            $    (101,469)   $      5,566    $    (96,513)    $    (55,227)
                                                     ---------------  --------------  --------------  ---------------
                                                     ---------------  --------------  --------------  ---------------
    Denominator:
      Denominator for basic earnings per
       share - weighted average shares                  38,966,697      38,702,011      38,965,549       38,558,754
      Dilutive effect of options and warrants (1)                -         480,737               -                -
                                                     ---------------  --------------  --------------  ---------------
      Denominator for diluted earnings per
       share - adjusted weighted average
       shares                                           38,966,697      39,182,748      38,965,549       38,558,754
                                                     ---------------  --------------  --------------  ---------------
                                                     ---------------  --------------  --------------  ---------------

    Basic earnings (loss) per share before
      extraordinary item                             $       (2.60)   $       0.14    $      (2.48)    $      (1.43)
                                                     ---------------  --------------  --------------  ---------------
                                                     ---------------  --------------  --------------  ---------------

    Diluted earnings (loss) per share before
      extraordinary item                             $       (2.60)   $       0.14    $      (2.48)    $      (1.43)
                                                     ---------------  --------------  --------------  ---------------
                                                     ---------------  --------------  --------------  ---------------

--------------

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

         NET INTEREST MARGIN. The components of net interest margin for each of the three and six months ended June 30 were:

                                                                 (RESTATED)                   (RESTATED)
                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                          --------------------------   -------------------------
                                                             1998          1997           1998         1997
                                                          ------------  ------------   -----------  ------------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                                 $ 6,753       $ 8,961      $ 13,032      $ 17,131
Interest income on short-term investments
   and other cash accounts                                      2,887         2,807         5,947         5,171
Recognition of present value discount                          12,031         9,229        23,608        17,411
Provision for credit losses on loans held for sale               (700)         (176)       (1,669)         (834)
                                                          ------------  ------------   -----------  ------------
   Net interest margin                                       $ 20,971      $ 20,821      $ 40,918      $ 38,879
                                                          ------------  ------------   -----------  ------------
                                                          ------------  ------------   -----------  ------------

         Net Interest Margin increased slightly for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, and increased 5% for the six months ended June 30, 1998 compared to the same period in 1997. The increase in net margin is primarily due to an increase in the recognition of present value discount reflecting the growth in the Company's finance income receivable and related present value discount applied to the estimate of future cash flows. The 25% and 24% decrease in interest income on loans during the three and six month periods ended June 30, 1998 and 1997, respectively, is primarily due to a reduction in loan purchasing volume.

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

         The Company's loan purchasing and securitization volume for each of the three and six months ended June 30 are set forth in the table below.

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
                               -----------------------   -----------------------
                                   1998          1997        1998        1997
                               ----------   ----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Premier                        $  161,555   $  358,543   $  333,838   $  761,738
Classic                           411,325      379,959      823,015      758,636
                               ----------   ----------   ----------   ----------
   Total loans purchased       $  572,880   $  738,502   $1,156,853   $1,520,374
                               ----------   ----------   ----------   ----------
                               ----------   ----------   ----------   ----------
Automobile loans securitized   $  571,782   $  747,391   $1,159,976   $1,522,135

         GAIN ON SALE OF LOANS. During the three months ended June 30, 1998, the Company recognized a non-recurring pre-tax charge to gain on sale of loans of $114.5 million resulting in a loss on sale of loans of $87.3 million and $60.3 million for the three and six months ended June 30, 1998, respectively. Included in gain on sale of loans during the six months ended June 30, 1997 was a non-recurring pre-tax charge of $98.0 million resulting in a loss on sale of loans of $60.1 million. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for discussion of these charges. Excluding these charges, gain on sale of loans increased 26% and 43% during the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. The increases are primarily due to a widening of the gross interest spread earned on loans securitized (see table below) and a decline in the average participation rate paid to dealers for loan originations, partially offset by the decrease in loan securitization volume.

         The following table summarizes the Company's gross interest rate spreads for each of the three and six month periods ended June 30:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                 --------------------     ------------------
                                                  1998          1997       1998        1997
                                                 ------        ------     ------     -------
Weighted average APR of loans securitized         17.06 %       15.83 %    17.05 %    15.65 %
Weighted average securitization rate               5.97          6.50       5.97       6.51
                                                 ------        ------     ------     ------
       Gross interest rate spread (1)             11.09 %        9.33 %    11.08 %     9.14 %
                                                 ------        ------     ------     ------
                                                 ------        ------     ------     ------

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

         SERVICING FEE INCOME. The components of servicing fee income for each of the three and six months ended June 30 were:

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     ------------------------------    ------------------------------
                                                                       (RESTATED)                        (RESTATED)
                                                         1998             1997             1998             1997
                                                     --------------   -------------    -------------    -------------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income                           $14,251         $11,047          $28,179          $20,525
Other servicing income                                       5,933           5,014           11,671            9,488
                                                     --------------   -------------    -------------    -------------
   Total servicing fee income                              $20,184         $16,061          $39,850          $30,013
                                                     --------------   -------------    -------------    -------------
                                                     --------------   -------------    -------------    -------------

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

        The following table reflects the growth in the Company's servicing portfolio from June 30, 1997 to June 30, 1998:

                                                                         AT JUNE 30,
                                                                 -------------------------
                                                                     1998         1997
                                                                 -----------  ------------
     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
     Principal balance of automobile loans held for sale         $    14,726   $    51,487
     Principal balance of loans serviced under securitizations     5,070,879     4,462,522
                                                                 -----------   -----------
     Servicing portfolio                                         $ 5,085,605   $ 4,514,009
                                                                 -----------   -----------
                                                                 -----------   -----------
     Average unpaid principal balance (actual dollars)           $    11,609   $    12,382
     Number of loans serviced                                        438,063       364,553

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

         FINANCIAL CONDITION

         FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $554.6 million at June 30, 1998 from $602.5 million at December 31, 1997. This 9% decrease reflects a non-recurring $114.5 million pre-tax charge during the second quarter (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES") partially offset by amounts capitalized upon completion of the Company's first and second quarter securitizations related to the present value of estimated cash flows.

         DEFERRED INCOME TAX. There were no deferred income taxes at June 30, 1998 compared with a net deferred tax liability of $11.5 million at December 31, 1997. This decrease reflects the recognition of a portion of the tax benefit from the current quarter loss from operations. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a valuation allowance during the quarter ended June 30, 1998. The valuation allowance was established to offset the deferred tax asset associated with the Company's net operating loss carryforward resulting in no net deferred income taxes at June 30, 1998.

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

DELINQUENCY EXPERIENCE (1):

                                                         JUNE 30, 1998                        DECEMBER 31, 1997
                                              -----------------------------------    --------------------------------
                                                   NUMBER OF                            NUMBER OF
                                                     LOANS            BALANCE             LOANS            BALANCE
                                              -----------------   ---------------    ---------------    -------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                  438,063       $5,085,605            411,429        $4,956,090
Delinquencies:
  31-60 days                                            8,172       $   96,169              8,297        $  100,161
  61-90 days                                            3,740           44,733              3,635            45,485
  91 days or more                                       4,685           51,810              3,019            34,047
                                              -----------------   ---------------    ---------------    -------------

Total loans delinquent 31 or more days                 16,597       $  192,712             14,951        $  179,693
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                       3.79 %           3.79 %             3.63 %            3.63 %
Amount in repossession (3)                              4,184       $   28,861              6,083        $   55,300
                                              -----------------   ---------------    ---------------    -------------

Total delinquencies and amount in
  repossession (2) (3)                                 20,781       $  221,573             21,034        $  234,993
                                              -----------------   ---------------    ---------------    -------------
                                              -----------------   ---------------    ---------------    -------------


----------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)   Amounts shown do not include loans which are less than 31 days delinquent.

(3) Amount in repossession represents financed automobiles which have been charged-off but not yet liquidated.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                           -------------------------------         ---------------------------
                                                                1998             1997                  1998           1997
                                                           --------------    -------------         ------------    -----------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period    $5,049,786        $ 4,335,962          $ 5,025,684    $ 4,150,719

Average number of loans outstanding during the period           432,007            340,143              425,408        324,169
Number of charge-offs                                             8,677              5,672               16,274         10,365

Gross charge-offs (2)                                        $   78,947        $    33,261          $   131,426    $    79,671
Recoveries (3)                                                    4,172              2,533                7,748          4,413
                                                           ------------      -------------         ------------    -----------
Net losses                                                   $   74,775        $    30,728          $   123,678    $    75,258
                                                           ------------      -------------         ------------    -----------
                                                           ------------      -------------         ------------    -----------
Annualized gross charge-offs as a percentage of average
  servicing portfolio                                              6.25 %             3.07 %               5.23 %          3.84 %
Annualized net losses as a percentage of average
  servicing portfolio                                              5.92 %             2.83 %               4.92 %          3.63 %

--------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

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


                                                          REMAINING                                           CURRENT
                                         REMAINING       BALANCE AS A      CURRENT          WEIGHTED           GROSS
                                        BALANCE AS        PERCENTAGE       WEIGHTED         AVERAGE          INTEREST
                          ORIGINAL      OF JUNE 30,      OF ORIGINAL       AVERAGE       SECURITIZATION        RATE
DATE                       BALANCE         1998            BALANCE           APR              RATE            SPREAD
----------------------  ------------  ---------------  ----------------  ------------  ------------------  -------------
(DOLLARS IN THOUSANDS)
March 1998               $   525,000    $   492,057          93.73%         17.15%             5.93%           11.22%
June 1998 (1)                550,000        532,293          96.78%         17.26%             5.97%           11.29%
                         -----------    -----------
                         $ 1,075,000    $ 1,024,350
                         -----------    -----------
                         -----------    -----------


--------------------
  As of June 30, 1998, the Company had delivered $536.6 million of automobile loans and $13.4 million of cash remained in the pre-funded portion of the trust.


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



                                   ARCADIA FINANCIAL LTD.

         SIGNATURE                            TITLE                                                 DATE
         ---------                            -----                                                 ----
   /s/ Richard A. Greenawalt      President, Chief Executive Officer, and Director            March 23, 1999
-------------------------------
     Richard A. Greenawalt

      /s/ John A. Witham          Executive Vice President and Chief Financial Officer        March 23, 1999
-------------------------------   (Principal Financial Officer)
        John A. Witham

    /s/ Brian S. Anderson         Senior Vice President, Corporate Controller and             March 23, 1999
-------------------------------   Assistant Secretary (Principal Accounting Officer)
      Brian S. Anderson
