Form 10-Q/A
period 1998-09-30
ARCADIA FINANCIAL LTD
filed 1999-03-23
CIK 879674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

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

      The undersigned registrant hereby amends its Quarterly Report on From 10-Q for the quarter ended September 30, 1998 to amend Items 1 and 2 of Part I in their entirety. Such amendments reflect a restatement of the Company's consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows resulting from a change in account policy with respect to the valuation and accounting for the Company's finance income receivable. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information.


                               FORM 10-Q/A-1 INDEX

                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements                                    3
Item 2.  Results of Management's Discussion and Analysis of
           Financial Condition and Operations                                12

SIGNATURES                                                                   25

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

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                    (RESTATED)
                                                                    (UNAUDITED)         (RESTATED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)     SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                ------------------   -----------------
                                     ASSETS

Cash and cash equivalents                                               $   6,328           $  17,274
Due from securitization trust                                              98,384             107,207
Auto loans held for sale                                                   20,045              49,133
Finance income receivable                                                 592,951             602,454
Furniture, fixtures and equipment                                          17,140              17,371
Other assets                                                               30,328              32,483
                                                                     ------------        ------------
     Total assets                                                       $ 765,176           $ 825,922
                                                                     ------------        ------------
                                                                     ------------        ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                  $  57,843           $  30,880
Senior notes                                                              366,403             365,640
Subordinated notes                                                         48,902              50,772
Capital lease obligations                                                   3,735               5,368
Deferred income taxes                                                           -              11,506
Accounts payable and accrued liabilities                                   25,718              26,302
                                                                     ------------        ------------
     Total liabilities                                                    502,601             490,468

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 39,166,813 and 38,813,735 shares issued
    and outstanding, respectively                                             392                 388
Additional paid-in capital                                                325,143             322,819
Accumulated other comprehensive income                                     16,711               3,704
Retained earnings (deficit)                                               (79,671)              8,543
                                                                     ------------        ------------
     Total shareholders' equity                                           262,575             335,454
                                                                     ------------        ------------
     Total liabilities and shareholders' equity                         $ 765,176           $ 825,922
                                                                     ------------        ------------
                                                                     ------------        ------------

        See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         (RESTATED)                          (RESTATED)
                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1998             1997              1998               1997
                                                               ------------      ------------      ------------       ------------
REVENUES:
 Net interest margin                                           $     22,675      $     21,179      $     63,593       $     60,058
 Gain (loss) on sale of loans                                        20,667            23,954           (39,631)           (36,205)
 Servicing fee income                                                21,236            17,748            61,086             47,761
                                                               ------------      ------------      ------------       ------------
   Total revenues                                                    64,578            62,881            85,048             71,614

EXPENSES:
 Salaries and benefits                                               15,658            16,230            48,778             45,823
 General and administrative and other operating expenses             27,695            24,471            95,100             74,446
                                                               ------------      ------------      ------------       ------------
   Total operating expenses                                          43,353            40,701           143,878            120,269
 Long-term debt and other interest expense                           12,926            10,400            38,619             28,642
                                                               ------------      ------------      ------------       ------------
   Total expenses                                                    56,279            51,101           182,497            148,911
                                                               ------------      ------------      ------------       ------------
 Operating income (loss) before income taxes and
   extraordinary item                                                 8,299            11,780           (97,449)           (77,297)
 Income tax expense (benefit)                                             -             4,476            (9,235)           (29,374)
                                                               ------------      ------------      ------------       ------------
 Income (loss) before extraordinary item                              8,299             7,304           (88,214)           (47,923)
 Extraordinary item, net of tax                                           -                 -                 -            (15,828)
                                                               ------------      ------------      ------------       ------------
   Net income (loss)                                                  8,299             7,304           (88,214)           (63,751)

Other comprehensive income (loss):
 Net unrealized gain (loss) on finance income receivables             7,631             2,565            10,736              4,322
 Income tax provision (benefit) related to other                          -               974            (2,271)             1,643
   comprehensive income
                                                               ------------      ------------      ------------       ------------
                                                                      7,631             1,591            13,007              2,679
                                                               ------------      ------------      ------------       ------------
 COMPREHENSIVE INCOME (LOSS)                                   $     15,930      $      8,895      $    (75,207)      $    (61,072)
                                                               ------------      ------------      ------------       ------------
                                                               ------------      ------------      ------------       ------------
BASIC EARNINGS PER SHARE:
 Net income (loss) per share before extrordinary item          $       0.21      $       0.19      $      (2.26)      $      (1.24)
 Extraordinary item per share                                             -                 -                 -              (0.41)
                                                               ------------      ------------      ------------       ------------
   Net income (loss) per share                                 $       0.21      $       0.19      $      (2.26)      $      (1.65)
                                                               ------------      ------------      ------------       ------------
                                                               ------------      ------------      ------------       ------------
DILUTED EARNINGS PER SHARE:
 Net income (loss) per share before extraordinary item         $       0.21      $       0.19      $      (2.26)      $      (1.24)
 Extraordinary item per share                                             -                 -                 -              (0.41)
                                                               ------------      ------------      ------------       ------------
   Net income (loss) per share                                 $       0.21      $       0.19      $      (2.26)      $      (1.65)
                                                               ------------      ------------      ------------       ------------
                                                               ------------      ------------      ------------       ------------
Weighted average shares outstanding:
   Basic                                                         39,142,050        38,740,078        39,031,668         38,615,060
   Diluted                                                       39,279,813        39,231,962        39,031,668         38,615,060

        See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED)

                                                                                        (RESTATED)
                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                                            1998               1997
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $   (88,214)       $   (63,751)
Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation and amortization                                                      8,044              5,163
 (Increase) decrease in assets:
    Automobile loans held for sale:
      Purchases of automobile loans                                            (1,731,546)        (2,323,464)
      Sales of automobile loans                                                 1,714,710          2,276,335
      Repayments of automobile loans                                               45,925             27,784
    Finance income receivable                                                      22,510            (76,035)
    Due from securitization trusts                                                  8,823             27,646
    Other assets                                                                      340              4,074
 Increase (decrease) in liabilities:
    Deferred income taxes                                                         (11,506)           (37,430)
    Accounts payable and accrued liabilities                                         (584)             3,303
                                                                              -----------        -----------

      Total cash used in operating activities                                     (31,498)          (156,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of furniture, fixtures and equipment                                  (4,704)            (7,064)
Collections on subordinated certificates                                              758              1,187
                                                                              -----------        -----------
      Total cash used in investing activities                                      (3,946)            (5,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                          1,038              2,976
Proceeds from borrowings under warehouse facilities                             2,067,182          2,559,245
Repayment of borrowings under warehouse facilities                             (2,040,219)        (2,544,122)
Unsecured subordinated notes, net                                                  (1,870)            (2,395)
Repayments of long-term debt                                                            -           (145,000)
Proceeds from issuance of long term debt                                                -            300,000
Deferred debt issuance cost                                                             -             (4,870)
Reduction of capital lease obligations                                             (1,633)            (1,919)
                                                                              -----------        -----------

      Total cash provided by financing activities                                  24,498            163,915

Net increase (decrease) in cash and cash equivalents                              (10,946)             1,663
Cash and cash equivalents at beginning of period                                   17,274             16,057
                                                                              -----------        -----------
Cash and cash equivalents at end of period                                    $     6,328        $    17,720
                                                                              -----------        -----------
                                                                              -----------        -----------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                                         -        $       132
  Cash paid for:
    Interest                                                                  $    55,233        $    36,669

        See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                                                          ACCUMULATED
                                                     NUMBER OF     COMMON       ADDITIONAL     RETAINED       OTHER
                                                      COMMON         PAR         PAID IN       EARNINGS   COMPREHENSIVE
                                                      SHARES        VALUE        CAPITAL       (DEFICIT)      INCOME        TOTAL
                                                    ----------    ----------    ----------    ----------    ----------   ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997, AS RESTATED             38,813,735         $ 388    $  322,819    $    8,543    $    3,704   $  335,454
Exercise of options and warrants                       149,323             2           539             -             -          541
Issuance of Common Stock:
  Benefit plans                                        203,755             2           495             -             -          497
Amortization of deferred compensation                        -             -         1,290             -             -        1,290
Unrealized gain on financed income receivable                -             -             -             -        13,007       13,007
Net loss, as restated                                        -             -             -       (88,214)            -      (88,214)
                                                    ----------    ----------    ----------    ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 1998, AS RESTATED            39,166,813         $ 392    $  325,143    $ (79,671)    $   16,711   $  262,575
                                                    ----------    ----------    ----------    ----------    ----------   ----------
                                                    ----------    ----------    ----------    ----------    ----------   ----------

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

2.  ACCOUNTING CHANGE

      Pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and public comments from the Securities and Exchange Commission released on December 8, 1998, during the fourth quarter of 1998 the Company changed its accounting policy with respect to the valuation and accounting for its finance income receivable to the "cash-out" method. Finance income receivable represents the Company's retained interest in estimated future cash flows from securitization transactions. Under the "cash-in" method previously used by the Company, (i) the assumed discount period for measuring the present value of future cash flows ended when these cash flows were deposited into the securitization trust accounts and (ii) any initial deposits to spread accounts were recorded at face value. Under the "cash-out" method, the assumed discount period for measuring the present value of future cash flows from the trusts ends when cash, including return of the initial deposits, its distributed to the Company on an unrestricted basis. Prior period financial statements have been restated to reflect this change on a retroactive basis. The effects of the restatement on the consolidated balance sheet at December 31, 1997 and the consolidated statements of operations and comprehensive income and shareholders' equity for the three months ended September 30, 1998 and 1997 are as follows:

                                               AT SEPTEMBER 30, 1998                  AT DECEMBER 31, 1997
                                           -----------------------------          ------------------------------
                                           ORIGINALLY              AS             ORIGINALLY              AS
(IN MILLIONS, EXCEPT PER SHARE DATA)        REPORTED            RESTATED           REPORTED            RESTATED
                                           ----------         ----------          ----------          ----------
BALANCE SHEET:
 Finance income receivable                 $  598,221         $  592,951          $  622,282           $  602,454
 Deferred income taxes                              -                  -              18,846               11,506
 Shareholders' equity                         267,845            262,575             347,942              335,454

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------
                                                        1998                                   1997
                                           -----------------------------          ------------------------------
                                           ORIGINALLY              AS             ORIGINALLY              AS
                                            REPORTED            RESTATED           REPORTED            RESTATED
                                           ----------         ----------          ----------          ----------
STATEMENT OF OPERATIONS:
 Revenues                                  $   63,574         $   64,578          $   63,664          $   62,881
 Income tax expense (benefit)                -                         -               4,774               4,476
 Net Income (loss)                              7,295              8,299               7,789               7,304

 Basic earnings per share                  $     0.19         $     0.21          $     0.20          $     0.19
 Diluted Earnings per share                      0.19               0.21                0.20                0.19

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

3.  FINANCE INCOME RECEIVABLE

     The following table sets forth the components of finance income receivable:

                                                                                            (RESTATED)         (RESTATED)
                                                                                                AT                 AT
                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                               1998               1997
                                                                                        ----------------    -----------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments                          $   1,200,187       $   1,009,800
Deferred servicing income                                                                      (103,515)            (88,282)
Reserve for loan losses                                                                        (413,112)           (235,599)
                                                                                        ----------------    -----------------
Undiscounted cash flows on loans sold, net of estimated prepayments                             683,560             685,919
Discount to present value                                                                       (90,609)            (83,465)
                                                                                        ----------------    -----------------
                                                                                          $     592,951       $     602,454
                                                                                        ----------------    -----------------
                                                                                        ----------------    -----------------


Reserve for loan losses as a percentage of servicing portfolio                                     8.04%               4.75%

     The following represents the roll-forward of the finance income receivable balance:


(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1997, AS RESTATED                                                                       $   602,454
Present value of estimated future cash flows from current period securitizations                                  175,669
Interest earned on spread accounts                                                                                 10,695
Recognition of present value effect of discounted cash flows                                                       36,493
Unrealized gain on retained assets                                                                                 10,736
Less:
  Spread account recourse reduction amount (1)                                                                    (25,000)
  Excess cash flows released to the Company (2)                                                                  (103,596)
  Change in estimates of charge-offs, recovery rates and prepayments                                             (114,500)
                                                                                                           ----------------
BALANCE, SEPTEMBER 30, 1998, AS RESTATED                                                                      $   592,951
                                                                                                           ----------------
                                                                                                           ----------------

------------------------
(1) In May 1998, the Company and its provider of asset-backed securities insurance entered into an arrangement whereby the Company was allowed to receive $25 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangement may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $25 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts. The replishment period will begin in May 1999, unless the terms of the arrangement are extended.

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

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


4.  OTHER ASSETS                                                     AT                    AT
                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                    1998                  1997
                                                                -------------         -------------
    (DOLLARS IN THOUSANDS)
    Advances due to servicer                                          $ 5,464               $ 6,072
    Deferred debt issuance costs                                       10,462                11,518
    Investment in subordinated certificates                             2,106                 2,864
    Servicing fee receivable                                            4,846                 4,389
    Prepaid expenses                                                    1,532                 1,078
    Repossessed assets                                                    132                 1,181
    Other assets                                                        5,786                 5,381
                                                                -------------         -------------
                                                                      $30,328               $32,483
                                                                -------------         -------------
                                                                -------------         -------------


5.   SUBORDINATED NOTES                                              AT                    AT
                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                    1998                  1997
                                                                -------------         -------------
     (DOLLARS IN THOUSANDS)
     Senior subordinated notes, Series 1996-A                         $30,000               $30,000
     Junior subordinated notes                                         18,902                20,772
                                                                -------------         -------------
                                                                      $48,902               $50,772
                                                                -------------         -------------
                                                                -------------         -------------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for each of the three and nine month periods ended September 30:

                                                                     (RESTATED)                            (RESTATED)
                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)               1998               1997               1998                1997
                                                           ------------       ------------       ------------        ------------
     Numerator:
       Net income (loss ) before
         extraordinary item                                $      8,299       $      7,304       $    (88,214)       $    (63,751)
                                                           ------------       ------------       ------------        ------------
                                                           ------------       ------------       ------------        ------------
     Denominator:
       Denominator for basic earnings per
         share - weighted average shares                     39,142,050         38,740,078         39,031,668          38,615,060
       Dilutive effect of options and warrants (1)              137,763            491,884                  -                   -
                                                           ------------       ------------       ------------        ------------
       Denominator for diluted earnings per
         share - adjusted weighted average
         shares                                              39,279,813         39,231,962         39,031,668          38,615,060
                                                           ------------       ------------       ------------        ------------
                                                           ------------       ------------       ------------        ------------

     Basic earnings (loss) per share before
       extraordinary item                                  $       0.21       $       0.19       $      (2.26)       $      (1.24)
                                                           ------------       ------------       ------------        ------------
                                                           ------------       ------------       ------------        ------------
     Diluted earnings (loss) per share before
       extraordinary item                                  $       0.21       $       0.19       $      (2.26)       $      (1.24)
                                                           ------------       ------------       ------------        ------------
                                                           ------------       ------------       ------------        ------------

------------------------
(1) For the nine months ended September 30, 1998 and 1997, the weighted average shares under the diluted computation have an anti-dilutive effect; therefore diluted earnings per share are shown equal to basic earnings per share.

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

      NET INTEREST MARGIN. The components of net interest margin for each of the three and nine months ended September 30 were:


                                                                 (RESTATED)                   (RESTATED)
                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                         --------------------------   ---------------------------
                                                             1998          1997           1998           1997
                                                         ------------  ------------   ------------   ------------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                              $  7,947     $  9,260        $ 20,979       $ 26,391
Interest income on short-term investments
  and other cash accounts                                     2,538        3,267           8,485          8,438
Recognition of present value discount                        12,885        9,699          36,493         27,110
Provision for credit losses on loans held for sale             (695)      (1,047)         (2,364)        (1,881)
                                                         ------------  ------------   ------------   ------------
  Net interest margin                                      $ 22,675     $ 21,179        $ 63,593       $ 60,058
                                                         ------------  ------------   ------------   ------------
                                                         ------------  ------------   ------------   ------------

      Net interest margin increased 7% and 6% during the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. The increase in net interest margin during the three and nine months ended September 30, 1998, compared with the same periods in 1997, is primarily due to an increase in the recognition of present value discount reflecting the growth in the Company's finance income receivable and related present value discount applied to the estimate of future cash flows. The decrease in interest earned on loans during the three and nine months period ended September 30, 1998 compared with the same periods of 1997 is primarily due to a reduction in loan purchasing volume.

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

      The Company's loan purchasing and securitization volume for each of the three and nine months ended September 30 are set forth in the table below.


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ----------------------------------      ----------------------------------
                                                       1998               1997                1998                1997
                                                 ---------------    ---------------      --------------     ---------------
(DOLLARS IN THOUSANDS)
Premier                                             $ 177,068          $ 326,087          $   510,906         $ 1,087,825
Classic                                               392,953            434,230            1,215,968           1,192,865
                                                 ---------------    ---------------      --------------     ---------------
  Total loans purchased                             $ 570,021          $ 760,317          $ 1,726,874         $ 2,280,690
                                                 ---------------    ---------------      --------------     ---------------
                                                 ---------------    ---------------      --------------     ---------------
Automobile loans securitized                        $ 554,734          $ 754,200          $ 1,714,710         $ 2,276,335


      GAIN ON SALE OF LOANS. During the three months ended September 30, 1998, gain on sale of loans declined 16% compared to the same period in 1997. During the nine months ended September 30, 1998 and 1997, the Company recognized non-recurring pre-tax charges to gain on sale of loans of $114.5 million and $98.0 million, respectively, resulting in year to date losses on the sale of loans of $39.6 million and $36.2 million, respectively. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion. Securitization volume decreased 26% and 25% during the three and nine months ended September 30, 1998, respectively, compared with the same periods of 1997 due to lower origination growth. The impact of lower securitization volume on revenues from gain on sale of loans was minimized during 1998, however, by the widening of the gross interest rate spread earned. The following table summarizes the Company's gross interest rate spreads for each of the three and nine month periods ended September 30, 1998:


                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                           ---------------------------     --------------------------
                                             1998              1997           1998            1997
                                           ---------        ----------     ----------      ----------
Weighted average APR of loans securitized    16.81   %         16.25   %      16.97   %       15.85   %
Weighted average securitization rate          5.64              6.37           5.87            6.46
                                           ---------        ----------     ----------      ----------
       Gross interest rate spread (1)        11.17   %          9.88   %      11.10   %        9.39   %
                                           ---------        ----------     ----------      ----------
                                           ---------        ----------     ----------      ----------


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

      SERVICING FEE INCOME. The components of servicing fee income for each of the three and nine months ended September 30 were:


                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------------   -------------------------------
                                                        (RESTATED)                        (RESTATED)
                                         1998              1997           1998               1997
                                     ------------      ------------   ------------       ------------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income        $14,577           $12,154        $42,756           $32,679
Other servicing income                    6,659             5,594         18,330            15,082
                                     ------------      ------------   ------------       ------------
  Total servicing fee income            $21,236           $17,748        $61,086           $47,761
                                     ------------      ------------   ------------       ------------
                                     ------------      ------------   ------------       ------------


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

      The following table reflects the growth in the Company's servicing portfolio from September 30, 1997 to September 30, 1998:


                                                                           AT SEPTEMBER 30,
                                                                  ----------------------------------
                                                                       1998                1997
                                                                  --------------      --------------
     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
     Principal balance of automobile loans held for sale            $    20,785         $    57,023
     Principal balance of loans serviced under securitizations        5,117,013           4,767,605
                                                                  --------------      --------------
     Servicing portfolio                                            $ 5,137,798         $ 4,824,628
                                                                  --------------      --------------
                                                                  --------------      --------------
     Average unpaid principal balance (actual dollars)              $    11,480         $    12,248
     Number of loans serviced                                           447,542             393,926


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

      FINANCIAL CONDITION

      FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $593.0 million at September 30, 1998 from $602.5 million at December 31, 1997. This 2% decrease reflects a non-recurring $114.5 million pre-tax charge during the second quarter of 1998 (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES") partially offset by amounts capitalized upon completion of the Company's securitization transactions related to the present value of estimated cash flows.

      DEFERRED INCOME TAX. There were no deferred income taxes at September 30, 1998 compared with a net deferred tax liability of $11.5 million at December 31, 1997. This decrease reflects the recognition of a portion of the tax benefit from the 1998 second quarter loss from operations. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a valuation allowance during the quarter ended June 30, 1998. The valuation allowance was established to offset the deferred tax asset associated with the Company's net operating loss carryforward resulting in no net deferred income taxes at September 30, 1998.

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


DELINQUENCY EXPERIENCE (1):
                                                  SEPTEMBER 30, 1998                      DECEMBER 31, 1997
                                           ----------------------------------    ----------------------------------
                                              NUMBER OF                             NUMBER OF
                                                LOANS            BALANCE              LOANS            BALANCE
                                           -------------     -------------       -------------     -------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period            447,542        $5,137,798             411,429        $4,956,090
Delinquencies:
 31-60 days                                       9,820        $  114,398               8,297        $  100,161
 61-90 days                                       3,662            43,666               3,635            45,485
 91 days or more                                  4,363            51,440               3,019            34,047
                                           -------------     -------------       -------------     -------------
Total loans delinquent 31 or more days           17,845        $  209,504              14,951        $  179,693
                                           -------------     -------------       -------------     -------------
                                           -------------     -------------       -------------     -------------
Delinquencies as a percentage of
 number of loans and amount
 outstanding at end of period (2)                  3.99%             4.08%               3.63%             3.63%

Amount in repossession                            5,912        $   35,739               6,083        $   55,300


(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.


CREDIT LOSS/REPOSSESSION EXPERIENCE (1):
                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ------------------------------------    ------------------------------
                                                                   1998                1997               1998              1997
                                                             --------------     ---------------      ------------     -------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period      $5,133,325          $4,661,818        $5,062,745        $4,318,830

Average number of loans outstanding during the period             444,285             379,681           431,694           349,480
Number of charge-offs                                               9,125               6,843            25,399            17,208

Gross charge-offs (2)                                          $   60,896          $   38,681        $  192,322        $  118,352
Recoveries (3)                                                      5,841               2,468            13,589             6,881
                                                             --------------     ---------------      ------------     -------------
Net losses                                                     $   55,055          $   36,213        $  178,733        $  111,471
                                                             --------------     ---------------      ------------     -------------
                                                             --------------     ---------------      ------------     -------------

Annualized gross charge-offs as a percentage of average
 servicing portfolio                                                 4.75 %              3.32 %            5.07 %            3.65 %
Annualized net losses as a percentage of average
 servicing portfolio                                                 4.29 %              3.11 %            4.71 %            3.44 %


-------------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

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


                                                                 REMAINING                                          CURRENT
                                             REMAINING          BALANCE AS A      CURRENT          WEIGHTED          GROSS
                                           BALANCE AS OF        PERCENTAGE        WEIGHTED         AVERAGE          INTEREST
                             ORIGINAL       SEPTEMBER 30,       OF ORIGINAL       AVERAGE       SECURITIZATION        RATE
Date                          BALANCE           1998              BALANCE           APR              RATE            SPREAD
-------------------------  ------------  ------------------  -----------------  ------------  ------------------  ------------
(DOLLARS IN THOUSANDS)
March 1998                  $   525,000         $   455,230          86.71%         17.15%            5.93%           11.22%
June 1998                       550,000             514,691          93.58%         17.16%            5.97%           11.19%
September 1998 (1)              600,000             536,722          89.45%         16.82%            5.63%           11.19%
                           ------------  ------------------
                            $ 1,675,000         $ 1,506,643
                           ------------  ------------------
                           ------------  ------------------

---------------------
 (1) As of September 30, 1998, the Company had delivered $541.4 million of automobile loans and $58.6 million of cash remained in the pre-funded portion of the trust.


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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ARCADIA FINANCIAL LTD.



           SIGNATURE                              TITLE                                               DATE
           ---------                              -----                                               ----

   /s/ Richard A. Greenawalt       President, Chief Executive Officer, and                        March 23, 1999
-------------------------------    Director
     Richard A. Greenawalt

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
