Form 10-K405
period 1998-12-31
ARCADIA FINANCIAL LTD
filed 1999-03-24
CIK 879674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as quoted on the New York Stock Exchange on February 26, 1999 was approximately $127.8 million.

    The number of shares of the registrant's Common Stock outstanding as of February 26, 1999 was 39,204,110.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                      DOCUMENT INCORPORATED                            PART OF FORM 10-K
-----------------------------------------------------------------  --------------------------
     Proxy Statement for 1999 Annual Meeting of Shareholders        Items 10, 11, 12 and 13
                     to be held May 27, 1999                              Of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                               PART I

Item 1.    Business......................................................................          3
Item 2.    Properties....................................................................         16
Item 3.    Legal Proceedings.............................................................         16
Item 4.    Submission of Matters to a Vote of Security Holders...........................         17

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........         18
Item 6.    Selected Financial Data.......................................................         19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         21
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk....................         38
Item 8.    Financial Statements and Supplementary Data...................................         39
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................         65

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant............................         65
Item 11.   Executive Compensation........................................................         65
Item 12.   Security Ownership of Certain Beneficial Owners and Management................         65
Item 13.   Certain Relationships and Related Transactions................................         65

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............         66

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 filed herewith.

                                    PART I.

ITEM 1. BUSINESS

GENERAL

    The Company purchases, securitizes and services consumer automobile loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers ("hubs") located in 15 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

    The Company purchases each loan in accordance with underwriting procedures that focus on a borrower's credit characteristics and collateral value. The Company's underwriting criteria do not distinguish between new and used vehicles, which represented approximately 13.42% and 86.58%, respectively, of the Company's loan purchases in 1998. The Company seeks to maximize gross interest rate spreads relative to expected net losses by maintaining a risk-based pricing strategy based on the borrower's credit characteristics as measured by the Company's underwriting and credit scoring criteria and the loan terms which the borrower wishes to obtain. The Company's lending programs are designed to serve consumers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have limited credit histories. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at rates higher than those charged by such sources. The Company also expects to sustain a higher level of credit losses than traditional automobile financing sources because the Company provides financing in a relatively high risk market. Historically, the Company has primarily marketed its loan products within two programs called Premier and Classic. In connection with enhancements to the Company's risk-based pricing strategy during 1998, management determined it appropriate to eliminate the Premier and Classic designations and instead segregate loans into a multi-tiered risk-based pricing matrix based on each loan's expected credit performance. Management believes that this additional segmentation provides a higher level of precision in estimating future default and product profitability. Management's analysis of loan loss reserves is based, in part, on the expected credit performance of each risk tier and the proportion of loans in each tier to the total portfolio. The Company considers substantially all of the loans it purchases to be in the "prime" or "non-prime" loan categories, and does not consider the loans it purchases to be in the "sub-prime" loan category.

    The Company primarily uses warehouse facilities to fund its initial purchases of loans. The Company subsequently securitizes purchased loans as asset-backed securities, generally on a quarterly or more frequent basis. In its securitizations, the Company, through a special purpose subsidiary, transfers loans to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors and the Company recognizes a gain on the sale of the loans. Each month, collections of principal and interest on the securitized loans are used by the trustee to pay the holders of the related asset-backed securities, to establish and maintain spread accounts as a source of cash to cover shortfalls in collections and to pay expenses associated with the securitization and subsequent servicing. After such application by the trustee, amounts remaining are generally distributed as dividends from a special purpose subsidiary to the Company, subject to the Company's agreements with Financial Security Assurance Inc. ("FSA"). All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies, issued by FSA, which insure payments of principal and interest due on the related asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc.

    The Company is a Minnesota corporation, incorporated on March 8, 1990. Its principal executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435, and its telephone number is (612) 942-9880.

AUTOMOBILE DEALER RELATIONSHIPS

    MARKETING. The Company believes that the volume and quality of the loans it acquires depends upon its ability to establish and maintain satisfactory relationships with automobile dealers. The Company's DDRs and other loan purchasing personnel emphasize dealer service. The Company attempts to identify the particular service needs of dealers and to provide a reliable source of financing for qualified automobile buyers. DDRs are the Company's primary contact with its dealers and are responsible for prospecting new dealerships, selling the Company's programs and cultivating dealer relationships. DDRs train dealer personnel in the Company's programs and meet with dealer management periodically in an effort to ensure the dealer's needs and expectations are being satisfied. DDRs service dealers within the immediate market area of each regional buying center and surrounding market areas typically within a 200 mile radius of the center.

    Prior to entering into a purchasing relationship with a dealer, the Company evaluates the dealer's operating history, financial condition and reputation in the market place. Analytic tools are then utilized to actively monitor application flows and portfolio performance by the dealer in order to identify dealers that have consistently provided loan applications meeting the Company's underwriting guidelines, thereby allowing the Company to focus its marketing efforts on those dealers which provide the most profitable origination opportunities.

    LOAN PURCHASES. Retail automobile buyers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and to review potential financing sources and rates available through the dealer. If the customer elects to pursue financing through the dealer, an application is taken for submission to the dealer's financing sources. The Company's agreements with its dealers are non-exclusive and, typically, a dealer will submit a purchaser's application to more than one financing source for review. The dealer, in consultation with the borrower, will decide which source will finance the automobile purchase based upon the rates being offered, the terms for approval, dealer participations, or incentives that may be offered from time to time in accordance with captive wholesale financing arrangements with the dealer's primary supplier of automobiles.

    When presented with a loan application, the Company attempts to notify the dealer within an hour or less whether it will approve, conditionally approve or deny the loan for purchase from the dealer. A loan purchase by the Company generally occurs simultaneously with the purchase by the buyer of the related automobile and the making of the loan to the buyer by the dealer. If the application is approved by the Company and the buyer accepts the terms of the financing, the buyer enters into an installment contract or secured note with the dealer on a form generally prepared and provided to the dealer by the Company. At the bottom or reverse of the contract or note is an assignment of the loan to the Company that is subsequently signed by the dealer.

    DEALER PARTICIPATIONS. In connection with the purchase of a loan the Company generally remits to the dealer the amount financed pursuant to the terms of the loan and, consistent with industry practice, a dealer participation for selling such loan to the Company. The dealer participation is generally determined by calculating the amount of cash flow arising from the rate differential between the interest rate charged by the automobile dealer to the borrower and the rate offered by the Company to the dealer. Dealer participations are typically limited by maximum spread thresholds imposed by the Company and for certain loan types only a flat fee is paid to the dealer. Such flat fees are generally less than the amount if computed based on the rate differential. Although the Company offers a variety of dealer participations methods, dealers have predominately elected the "shared participation" method. Under the "shared participation" method, the dealer generally forgoes a percentage of the total participation at the time of sale in exchange for a shorter charge-back period. During the charge-back period the Company is entitled to recover the upfront percentage received by the dealer in the event of a prepayment or default generally during the first 90 to 180 days.

UNDERWRITING

    Each applicant for a loan is required to complete and sign an application which lists the applicant's assets, liabilities, income, credit and employment history as well as other personal information. Upon receipt of the completed loan application, the Company's administrative personnel enter pertinent information into the Company's application processing system and a minimum of one credit bureau report is ordered. The credit bureau also provides the Company with a credit score for each application, which is then utilized to determine in which risk tier the loan should be placed. In connection with the Company's efforts to enhance its loan pricing process and risk management capabilities, management has engaged a nationally recognized credit score consulting company to assist in the development and implementation of a new proprietary credit scoring system which the Company expects to begin using during 1999. During the development of the new scoring system, management has elected to outsource credit scoring to alleviate the need for system maintenance and allow its information systems personnel more time to assist in the score card development. Prior to 1998, the Company utilized its own internally-developed credit scoring system.

    The credit scoring process assesses the quality of credit applicant profiles resulting in a statistical assessment of performance characteristics. Factors considered in the scoring process include the applicant's residential and employment stability, financial history, current financial capacity and historical record of meeting financial obligations, as well as terms of the loan being requested and other credit bureau information. Credit scoring is utilized by the Company to differentiate credit applicants by credit risk in terms of expected default rates, thereby enabling the Company to decide if the risk is acceptable and to determine the appropriate loan pricing and structure to compensate for the risk. Credit scoring further improves credit decision efficiencies since applications with high credit scores can generally be processed rapidly and credit decisions quickly communicated back to the dealer, while applications with credit scores below Company-established standards can be rejected without further processing and review by Company personnel. This prioritization of applications allows for a more effective allocation of resources to applications which require more in-depth investigation.

    The Company's underwriting and collateral guidelines as well as its credit scoring parameters provide the basis for lending decisions. However, qualitative judgement by the Company's personnel with respect to an applicant's credit quality is a significant factor in the final credit decision. Approval of loans outside of the Company's credit scoring standards or with terms inconsistent with the risk-based pricing guidelines are generally subject to additional management review before approval. The Company conducts internal compliance reviews on a monthly basis and also reviews the quality of the loans it purchases on a monthly basis with an eye to validating its credit strategies by comparing actual versus forecasted performance by risk tier.

    Upon completion of the underwriting process, the Company decides whether it will approve, conditionally approve or deny the loan application as submitted. Conditioning approval of the application involves amending the dealer's proposed terms of the loan to qualify the application within acceptable risk parameters established by the Company. Typical conditions include, but are not limited to, requiring a co-applicant, amending the length of the proposed term, requiring additional down payment, substantiating certain credit information, or requiring proof of resolution of certain credit deficiencies as noted on the applicant's credit history. Approved, declined or conditioned application decisions are promptly communicated to the dealer by phone or facsimile. Additionally, the applicant is informed by the Company of any credit denial or other adverse action by mail, in compliance with applicable statutory requirements.

RESALE AND FINANCING OF REPOSSESSIONS

    As of December 31, 1998, the Company had fully discontinued the liquidation of repossessed vehicles through retail markets and had begun disposing of repossessions exclusively through wholesale distribution channels, as announced during July 1998 (see "Management's Discussion and Analysis--Changes in Accounting Estimates and Non-recurring Charges"). As a result, the percentage of repossessed vehicles sold through retail markets declined to 19% during 1998 compared to 46% and 70% during 1997 and 1996, respectively.

    In connection with the discontinued retail disposition strategy, the Company had previously provided financing opportunities through each retail consignment lot to purchasers of repossessed vehicles. The Company applied the same underwriting methodology and procedures to the financing of repossessed automobiles as it applied to the purchase of other loan products, but it allowed credit specialists and managers greater latitude in the financed repossession product to approve exceptions to underwriting criteria (with appropriate management authorization) as compared to other products. The outstanding principal amount of retail repossession sales financed by the Company was $172.9 million (3.93% of the total servicing portfolio) at December 31, 1998 compared with $169.7 million (2.56% of the total servicing portfolio) at December 31, 1997 and $96.9 million (3.42% of the total servicing portfolio) at December 31, 1996. The delinquency, default and loss rates of the Company's portfolio of repossessed automobile loans have significantly exceeded the rates of the Company's other loan products, accounting for a disproportionate amount of the Company's overall delinquencies, defaults and losses during 1997 and 1998. Although the performance of these loans will continue to impact the Company's overall credit statistics in the near future, their impact is expected to decline during 1999 and 2000 due to the discontinuation of the retail remarketing strategy in 1998 and the resulting run-off of the financed repossession portfolio.

MARKETS AND EXPANSION

    The following table illustrates the loan purchasing volume and percentage of total loan purchases by regional buying centers during the three years ended December 31, 1998:

(Dollars in thousands)       OPENING
REGIONAL BUYING CENTER        DATE                1998                       1997                       1996
-------------------------  -----------  -------------------------  -------------------------  -------------------------
Minnesota................        6/90   $    139,605       6.38%   $    163,418       5.71%   $    160,376       5.83%
Colorado.................        4/92        162,773       7.42         157,525       5.50         161,880       5.89
North Texas..............       11/92        169,431       7.72         279,580       9.77         299,673      10.90
Washington...............        3/93        128,522       5.86         166,186       5.80         198,580       7.22
Arizona..................        7/93        102,314       4.66         184,777       6.45         204,717       7.44
Florida..................        8/93        164,210       7.49         189,988       6.64         144,042       5.24
Georgia..................       11/93        108,817       4.96         176,922       6.18         189,346       6.88
South Texas..............        2/94        149,812       6.83         169,495       5.92         278,457      10.12
Northern California......        6/94         93,502       4.26         147,905       5.17         192,794       7.01
Missouri.................        6/94         97,164       4.43         151,553       5.29         173,381       6.30
Massachusetts............        8/94        119,410       5.44         131,007       4.58         131,794       4.79
Tennessee................       10/94        156,122       7.12         191,202       6.68         141,491       5.15
Ohio.....................        3/95         62,585       2.85         102,905       3.59          57,267       2.08
North Carolina...........        5/95        188,878       8.61         241,468       8.43         202,255       7.35
Southern California......       12/95         85,252       3.89         107,332       3.75          57,858       2.10
New York.................        3/96         51,532       2.35          78,210       2.73          44,516       1.62
West Texas...............        7/96        142,170       6.48         177,780       6.22         112,126       4.08
Maryland.................        3/97         71,281       3.25          45,568       1.59              --         --
                                        ------------  -----------  ------------  -----------  ------------  -----------
    Totals...............               $  2,193,380     100.00%   $  2,862,821     100.00%   $  2,750,553     100.00%
                                        ------------  -----------  ------------  -----------  ------------  -----------
                                        ------------  -----------  ------------  -----------  ------------  -----------

    The Company regularly evaluates its "hub and spoke" strategy and from time to time has expanded into new markets through the establishment of additional regional buying centers and/or "spoke" operations. In considering potential markets for expansion, the Company reviews such factors as population, income per capita, retail sales per capita, city work force, number of households, average annual income, automobile registrations, driver licenses issued, number of dealerships in the state and standard metropolitan statistical areas and the competitive environment for automobile financing. The Company also considers other general expansion criteria, including but not limited to recruiting and staffing, training, compensation and benefits, policies and procedures, demographics, and legal and licensing requirements. The Company also periodically reviews the performance of existing buying centers to evaluate their continuing contribution to the Company's strategy.

FINANCING

    WAREHOUSE FACILITIES. The Company uses warehouse facilities to finance its purchase of loans on a short-term basis pending securitization. At December 31, 1998, the Company had an aggregate borrowing capacity of approximately $700.0 million under three primary warehouse facilities, all of which was available at period end.

    Under a $400.0 million warehouse facility with Receivables Capital Corporation ("RCC"), a commercial paper conduit sponsored by Bank of America, and Delaware Funding Corporation ("DFC"), a commercial paper conduit sponsored by J.P. Morgan & Co. (the "BofA/JPM Facility"), the Company, through its wholly-owned special purpose subsidiary, Arcadia Receivables Finance Corp. ("ARFC"), sells loans to another wholly-owned special purpose subsidiary, Arcadia Receivables Conduit Corp. ("ARCC"). ARCC purchases the loans from ARFC and agrees to transfer the loans back to ARFC on ARFC's demand (at the time, and for the purpose, of securitization). ARFC is also obligated to repurchase loans from ARCC on or before the date which is twelve months following their conveyance to ARCC and upon the occurrence of a default or certain other events. The BofA/JPM Facility provides for the purchase of loans for an aggregate purchase price outstanding at any time not to exceed $400.0 million. ARCC finances its purchase of loans from ARFC by issuing asset-backed notes (the "ARCC Notes") to RCC and DFC. FSA provides credit enhancement with respect to the BofA/JPM Facility in the form of a financial guaranty insurance policy guaranteeing certain payments on the ARCC Notes. The BofA/JPM Facility will continue until the earlier of July 21, 1999 or the occurrence of certain events, subject to early termination as described below. The purchase price payable to ARFC by ARCC is 100% of the principal balance of each loan. A portion of such purchase price equal to the advance rate under the BofA/JPM Facility (96%) is payable on the sale date; the balance is payable when the loans are sold in the public asset-backed securities market. At the time the Company accesses the public asset-backed securities market, ARFC repurchases the loans from ARCC, and ARCC repays the ARCC Notes, using proceeds from the securitization. In addition to the loans, the collection account is pledged to secure payment of the ARCC Notes. Any excess in the collection account over certain amounts required to be retained in the account is released to a spread account. The spread account is cross-collateralized with the spread accounts established in connection with the Company's securitization trusts. If no default exists with respect to the BofA/JPM Facility, all amounts deposited into the spread account in excess of 1% of the outstanding balance of loans in the BofA/JPM Facility are released to ARFC. In the event that ARFC or ARCC, respectively, defaults under any payment obligation under the BofA/JPM Facility, ARFC and ARCC are prohibited from paying dividends or making other distributions to the Company.

    The purchase of the ARCC Notes by RCC and DFC and concurrent issuance of commercial paper is supported by liquidity facilities provided by financial institutions (the "BofA/JPM liquidity banks"). These liquidity facilities are a revolving obligation that must be renewed annually. Failure by the BofA/JPM liquidity banks to renew these liquidity facilities would lead to an early termination of the BofA/JPM

Facility. The BofA/JPM Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect RCC, DFC, FSA and the liquidity banks from various risks relating to the pool of loans supporting the BofA/JPM Facility.

    The Company pays usage and non-usage fees to FSA, Bank of America and Morgan Guaranty Trust Company of New York, in connection with the BofA/JPM Facility. The ARCC Notes bear an interest rate equal to the rate at which funds are obtained by RCC and DFC from time to time in the commercial paper market plus a margin. In the event the ARCC Notes are funded by the liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Under a $150.0 million warehouse facility with Alpine Securitization Corp. ("ASC"), a commercial paper conduit sponsored by Credit Suisse First Boston, New York Branch (the "CSFB Facility"), Arcadia Receivables Finance Corp. IV ("ARFC IV"), a wholly owned subsidiary of the Company, borrows funds from ASC or certain liquidity banks (the "CSFB liquidity banks"), and pledges the loans purchased from the Company to ASC or the CSFB liquidity banks. The CSFB Facility will continue until the earlier of September 23, 1999 or the occurrence of certain early termination events. The purchase price payable to the Company by ARFC IV is 100% of the principal balance of each loan. A portion of such purchase price equal to the advance rate under the CSFB Facility (92%) is payable on the sale date; the balance is payable when the loans are sold in the public asset-backed securities market. At the time the Company accesses the public asset-backed securities market, the Company ARFC purchases the loans from ARFC IV, and ARFC IV repays the note which evidences ARFC IV's obligations under the CSFB Facility (the "CSFB Facility Note") and pays the balance of the purchase price for the loans, using proceeds from the securitization. All collections under the pledged loans are collected through a collection account and disbursed to pay the costs of the CSFB Facility (including the Company's servicing fee), and to fund a reserve account. In addition to the loans, the collection account and the reserve account are pledged to secure payment of the CSFB Facility Note. Any excess in the reserve account over a performance-based percentage (a minimum of 4%) of the outstanding balance of loans in the CSFB Facility is released to ARFC IV. In the event that ARFC IV defaults under any payment obligation under the CSFB Facility, ARFC IV is prohibited from paying dividends or making other distributions to the Company.

    The CSFB Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect ASC and the CSFB liquidity banks from various risks relating to the pool of loans supporting the CSFB Facility.

    The Company pays usage and non-usage fees to CSFB in connection with the CSFB Facility. The CSFB Facility Note bears an interest rate equal to the rate at which funds are obtained by ASC from time to time in the commercial paper market. In the event the CSFB Facility Note is funded by the CSFB liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Under a $150.0 million warehouse facility with Park Avenue Receivables Finance Corp. V ("PARCO"), a commercial paper conduit sponsored by The Chase Manhattan Bank (the "Chase Facility"), the Company, through its wholly-owned subsidiary Arcadia Receivables Finance Corp. V ("ARFC V"), sells loans purchased from the Company to PARCO or certain liquidity banks (the "Chase liquidity banks"). The Chase Facility will continue until the earlier of October 15, 1999 or the occurrence of certain early termination events. The purchase price payable to the Company by ARFC V is 100% of the principal balance of each loan. A portion of such purchase price equal to the advance rate under the Chase Facility, net of a 1% reserve requirement, (90%) is payable on the sale; the balance is payable when the loans are sold in the public asset-backed securities market. At the time the Company accesses the public asset-backed securities market, ARFC purchases the loans from ARFC V, and ARFC V repurchases the loans from PARCO or the Chase liquidity banks and pays the balance of the purchase price for the loans, using proceeds from the securitization and the reserve account. All collections under the loans sold into the Chase Facility or collected through a collection account and disbursed to pay the costs of the

Chase Facility (including the Company's servicing fee), and to fund the reserve account. In addition to the loans, the collection account and the reserve account are pledged to secure ARFC V's obligations under the Chase Facility. Any excess in the reserve account over 6% of the outstanding balance of loans in the Chase Facility is released to ARFC V. In the event that ARFC V defaults under any payment obligation under the Chase Facility, ARFC V is prohibited from paying dividends or making other distributions to the Company.

    The Chase Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect PARCO and the Chase liquidity banks from various risks relating to the pool of loans supporting the Chase Facility.

    The Company pays usage and non-usage fees to Chase in connection with the Chase Facility. The obligations of ARFC V under the Chase Facility bear an interest rate equal to the rate at which funds are obtained by PARCO from time to time in the commercial paper market. In the event the Chase Facility Note is funded by the Chase liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

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

    To improve the level of profitability from the sale of securitized loans, the Company uses credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for the Company's securitizations has generally taken the form of subordinated tranches of asset-backed securities, initial deposits, reinsurance arrangements and financial guaranty insurance policies issued by FSA. FSA insures payments of principal and interest due on the asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc. The Company has limited reimbursement obligations to FSA related only to violations of representations and warranties and not credit performance. However, spread accounts established in connection with the securitizations provide a source of cash to cover shortfalls in collections (as described below) and to reimburse FSA for claims made under the policies issued with respect to the Company's securitizations.

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

    Each insured securitization trust has certain portfolio performance tests relating to the following: (i) the average delinquency ratio; (ii) the cumulative default rate; and (iii) the cumulative net loss rate. In each case, these portfolio performance tests will be triggered if the above ratios equal or exceed an agreed-upon percentage of the principal balance of loans included in the securitization trust related to such series for a given time period. For the cumulative default rate and the cumulative net loss rate, the ratios applicable to the securitization trusts reflect the relationship between loan delinquencies and repossession rates at various stages of a loan repayment term, including the fact that the probability of a loan becoming delinquent or going into default is highest during the six- to fourteen-month period from the date of origination of the loan. If any of these levels are exceeded, the amount required to be retained in the related spread account, and not passed through to ARFC, may be increased. FSA and the Company have an arrangement under which, if any insured securitization trusts exceeds the specified portfolio performance tests, ARFC may, in lieu of retaining the excess cash from that securitization trust in the related spread account, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. More adverse portfolio performance with respect to performance tests described above (if such performance is in excess of specified levels) would cause the requisite minimum spread account level to be further increased and all other spread accounts would deposit any excess cash flows into the affected spread account until the requisite minimum level is reached. In such event, ARFC (and thus the Company) might receive no excess cash from any FSA insured securitization trust during this period. In addition, certain adverse events with respect to the Company (including insolvency and default on certain long-term obligations) would cause the Company to be in default under its insurance agreement with FSA and distributions of cash flow to ARFC from the related securitization trust may be suspended until the asset-backed securities have been paid in full or redeemed. Such levels have periodically been exceeded and the Company has obtained waivers from FSA to permit distributions of cash from certain accounts to ARFC. There can be no assurance that such thresholds will not be exceeded in the future or that, if exceeded, waivers will be available from FSA permitting such payments to ARFC. In the event ARFC defaults under any payment obligation with respect to any loan securitization, ARFC would be prohibited from paying dividends or making other distributions to the Company. FSA also has a collateral security interest in the stock of ARFC. If FSA were to foreclose on such security interest following an event of default under an insurance agreement with respect to a securitization trust, FSA could preclude payment of dividends by ARFC to the Company, thereby eliminating the Company's right to receive distributions of excess cash flow from all the FSA-insured securitization trusts.

SERVICING

    Under the terms of its securitizations and warehouse facilities, the Company acts as servicer with respect to securitized loans and loans held under certain warehouse facilities. The Company receives a contractual servicing fee for such services ranging from 1.0 percent to 1.25 percent per annum of the outstanding principal balance of the loans. The Company services the loans by collecting payments due from the obligors and remitting these payments to the trusts or warehouse facility in accordance with the terms of servicing agreements. The Company maintains computerized records with respect to each loan to record all receipts and disbursements. The Company is permitted to perform servicing activities through subcontractors, but delegation of such duties does not relieve the Company of its responsibility to the trusts with respect to those duties. The Company's right to service the loans sold in securitizations insured by FSA is generally subject to the discretion of FSA.

    The following table represents the amount of the Company's servicing portfolio and the percentage of the total servicing portfolio by state.

                                                        AT DECEMBER 31,
                              -------------------------------------------------------------------
(Dollars in thousands)                1998                   1997                   1996
                              ---------------------  ---------------------  ---------------------
Arizona.....................  $ 218,236       4.28%  $ 242,479       4.89%  $ 201,965       5.33%
California..................    334,740       6.57     331,495       6.69     226,381       5.97
Colorado....................    182,213       3.58     175,782       3.55     156,637       4.13
Connecticut.................     80,645       1.58      69,001       1.39      50,090       1.32
Florida.....................    355,301       6.97     308,510       6.22     213,209       5.62
Georgia.....................    323,697       6.35     326,556       6.59     269,600       7.11
Illinois....................     41,492       0.81      53,671       1.08      45,209       1.19
Kentucky....................     72,188       1.42      70,199       1.42      38,585       1.02
Massachusetts...............    109,995       2.15     115,988       2.34     103,221       2.72
Minnesota...................    109,354       2.15     116,048       2.34     107,971       2.85
Missouri....................    196,996       3.87     210,134       4.24     186,624       4.92
Nevada......................    121,437       2.38     122,131       2.46     102,734       2.71
New Mexico..................     70,713       1.39      75,333       1.52      65,641       1.73
New York....................    110,784       2.17      99,755       2.01      44,806       1.18
North Carolina..............    199,039       3.91     172,221       3.47     101,957       2.69
Oklahoma....................    220,489       4.33     228,576       4.61     173,531       4.58
Oregon......................    146,732       2.88     135,454       2.73     106,208       2.80
South Carolina..............    207,704       4.08     181,268       3.66     118,738       3.13
Tennessee...................    299,252       5.87     254,189       5.13     160,930       4.24
Texas.......................    981,216      19.25     960,842      19.40     826,749      21.80
Washington..................    148,392       2.91     168,240       3.39     163,707       4.32
Wisconsin...................     58,566       1.15      69,013       1.39      57,035       1.50
All Other States............    507,041       9.95     469,205       9.48     270,329       7.14
                              ---------  ----------  ---------  ----------  ---------  ----------
    Total...................  $5,096,222    100.00%  $4,956,090    100.00%  $3,791,857    100.00%
                              ---------  ----------  ---------  ----------  ---------  ----------
                              ---------  ----------  ---------  ----------  ---------  ----------

    DELINQUENCY, COLLECTION AND REPOSSESSION ACTIVITIES. As servicer, the Company is responsible for monitoring collections, collecting delinquent accounts and, when necessary, repossessing and selling automobiles. In response to the rapid growth of its servicing portfolio and increase in the proportion of loans with higher risk characteristics included in the portfolio, the Company substantially increased its servicing and collection staff throughout 1996 and 1997 and, in October 1996, implemented a strategy to regionalize its collection activities into four locations: Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. At December 31, 1998, the Company employed over 844 service representatives and collection employees who are responsible for various aspects of the collection and repossession procedures, compared with 800 and 510 at December 31, 1997 and 1996, respectively. The Company substantially expanded the capacity of its automated telephone dialing systems (the "autodialer") in connection with its 1996 establishment of its four regional collection centers and continues to utilize a computerized collection system to aid its servicing and collection employees. The Company regularly evaluates its staffing needs based on anticipated growth in its servicing portfolio and estimated delinquency and repossession rates. During 1997 and 1998, low unemployment driven by economic growth and the continued expansion of the consumer credit markets contributed to an increase in employee turnover rate relative to historical levels, especially among the Company's collection personnel. The Company periodically evaluates its benefits and compensation structures in an effort to remain competitive and reduce attrition.

    The Company generally utilizes the autodialer in its initial contact with delinquent obligors. Based on parameters established by the Company for each of its risk tiers, the autodialer will phone the obligor within five to ten days after the scheduled due date. Once the call is answered, the autodialer will immediately transfer the call to an available customer service representative located in one of the Company's four regional collection centers and will automatically display the obligor's loan information on the representative's computer screen. The autodialer will continue to follow up with obligors at various times throughout the first 30 days after a scheduled due date (typically every third day) if previous efforts do not result in the account deficiency being cured. In addition to telephone inquiries, the Company's computerized collection system generates past due notices, which are typically mailed to the obligor at various intervals during the first 30 days after a scheduled due date. The first such correspondence is generally sent approximately 13 days after a scheduled due date.

    If the collection effort during the first 20 days after a scheduled due date does not result in a satisfactory resolution of the delinquent account, then the account is forwarded to collection specialists. These collection specialists will typically send a final demand letter to the delinquent obligor allowing the obligor a specified number of days to bring the account current. During this period, the collection specialist generally will make a recommendation as to whether the automobile should be repossessed or other action, such as a contract extension, should be taken. The Company, like other consumer finance companies, grants extensions in the ordinary course of business following a re-evaluation of the obligor's creditworthiness and approval by a collection department manager. The terms of the Company's securitization trusts and the Company's operations policies restrict the number of contract extensions that the Company may grant. When an extension is granted, the maturity date of the loan does not change and the interest for the delinquent period is added to the loan balance. Under special circumstances, the Company, like other consumer finance companies, may agree to other contract modifications, such as lengthening the term to maturity or adjusting interest rates, subject to limitations set forth in relevant securitization trusts and agreements with FSA.

    The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle and return of personal items to the obligor. In some states, the Company must provide the obligor with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle. The Company uses independent contractors to perform repossessions. Upon repossession and after any prescribed waiting period, the repossessed vehicle is sold through wholesale auctions. As noted above, the Company discontinued its utilization of retail disposition channels during 1998 (see "Management's Discussion and Analysis--Changes in Accounting Estimates and Non-recurring Charges"). Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

RISK MANAGEMENT

    The Company has developed procedures to evaluate the operations of regional buying centers on a centralized basis. The Company's risk management department is responsible for monitoring the loan purchase process and supporting the supervisory role of senior operations management. This department uses databases to track key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company's credit scoring system and is involved with third-party vendors in the development and enhancement of credit and behavioral scorecards for the Company.

    The risk management department regularly prepares credit indicator packages reviewing portfolio performance at various levels of detail including total company, regional buying center, risk tier and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new loan purchases. Portfolio returns are reviewed on a consolidated basis, as well as at the buying center, dealer and account levels.

    Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period of time (generally six to nine months). Default probabilities are calculated for each account independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of the Company's credit strategies.

COMPETITION

    Competition in the field of financing retail automobile sales is intense. Competitors include banks, savings and loans, small loan companies, credit unions, a variety of local, regional and national consumer financing institutions and captive finance companies of automobile manufacturers, such as Ford Motor Credit Company, Chrysler Credit Corp. and General Motors Acceptance Corporation. Many of these competitors have substantially greater capital resources than the Company and a number offer other forms of financing to automobile dealers, including, but not limited to, vehicle floor plan financing and leasing. Captive automobile finance companies also, from time to time, have national promotions offering below-market interest rates on select vehicles to automobile purchasers. The Company's lending programs are typically designed to serve consumers which have limited access to traditional financing sources such as captive finance companies, banks and savings and loans due to past credit difficulties or limited credit history. The Company also predominately finances used vehicles. As such the Company generally does not directly compete with such traditional sources. The Company believes it competes with other consumer lending sources primarily on the basis of providing a high level of service, offering flexible loan terms which meet dealers' needs and maintaining good relationships with its dealers. From time to time, competing finance companies may offer to refinance borrowers' loans originally purchased by the Company. As a result of such an offer, a borrower may refinance and prepay an existing loan, or the Company may agree to amend the terms of the borrower's loan.

REGULATION

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. At December 31, 1998 the Company's business operations were conducted in 45 states, the laws and regulations of which govern the Company's operations conducted therein. The Company is required to be, and is, licensed as a sales finance company in 27 states. The Company is required to be, and is, licensed under the Ohio Mortgage Loan Act. To the extent the Company expands its operations into additional states, it will be required to comply with the laws of those states.

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

EMPLOYEES

    The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal cross-over of duties. As of December 31, 1998, the Company had 1,446 employees. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

    Set forth below are the names, ages and positions of the executive officers of the Company.

             NAME               AGE                       POSITION
------------------------------  ---   -------------------------------------------------
Richard A. Greenawalt           55    Director and Chief Executive Officer

Robert A. Marshall              58    Director, President and Chief Operating Officer

Scott H. Anderson               41    Director and Vice Chairman, Credit and
                                      Collections

Cortes E. DeRussy               59    Executive Vice President, Loan Origination

Duane E. White                  43    Executive Vice President, Corporate Services

John A. Witham                  47    Executive Vice President, Chief Financial Officer

Brian S. Anderson               44    Senior Vice President, Corporate Controller

James D. Atkinson III           50    Senior Vice President, Corporate Counsel and
                                      Secretary

    RICHARD A. GREENAWALT was appointed a Director and Chief Executive Officer of the Company on January 27, 1997 and commenced employment on January 29, 1997. From January 1997 until January 1999, Mr. Greenawalt also served as the President of the Company. Prior to joining the Company, Mr. Greenawalt served as President, Chief Operating Officer, and a Director of Advanta from November 1987. Prior to joining Advanta, Mr. Greenawalt served as President of Transamerica Financial Corp. from May 1986. From 1971 to 1986, Mr. Greenawalt held senior positions with Citicorp, including Chairman and Chief Executive Officer of Citicorp Person-to-Person and President and Chief Executive Officer of Citicorp Retail Services.

    ROBERT A. MARSHALL was appointed President and Chief Operating Officer of the Company on January 27, 1999 and commenced employment on February 1, 1999. Mr. Marshall has been a member of the Company's Board of Directors since February 1997. He retired in 1997 as President of the Credit Card Division at Advanta Corporation where he was employed for over eight years. Before joining Advanta, Mr. Marshall served as Chief Operating Officer of a subsidiary of Scudder, Stevens & Clark, an investment management firm based in New York. Mr. Marshall also spent 14 years at Citicorp. His last assignment was Senior Vice President of Citicorp Retail Services, Inc. Prior to his being employed at Citicorp, Mr. Marshall was a Vice President for Bankers Trust and also spent 5 years with Avon Products. Mr. Marshall currently serves as director of Union Corporation, a financial service corporation.

    SCOTT H. ANDERSON was appointed Vice Chairman in December 1995. Mr. Anderson had previously functioned as Executive Vice President and has been the Company's Credit and Collections Officer since April 1991. From 1987 until joining the Company, Mr. Anderson served as Vice President, Division Manager of Loan Administration for Marquette Bank Minneapolis, N.A. Prior thereto Mr. Anderson served as a Regional Vice President for First Bank System, Inc. Mr. Anderson has held both direct lending positions and lending supervision positions for over 19 years.

    CORTES E. DERUSSY was appointed Executive Vice President, Loan Originations, in August 1998, with management responsibility for the Sales and Marketing and Application Processing functions. From April 1997 to July 1998, Mr. DeRussy served as Senior Vice President at Banc One Credit Company, and from September 1996 to March 1997, he was self-employed. From 1985 to August 1996, Mr. DeRussy served as Executive Vice President at ICON Capital Corp.

    DUANE E. WHITE was appointed Executive Vice President, Corporate Services, in May 1997, with management responsibility for the Information Services, Human Resources, Legal, Internal Compliance, Risk Management, Quality Assurance and Loan Servicing functions. From 1993 to 1996 Mr. White served as President at FBS Mortgage Inc., and from 1991-1993 he served as Senior Vice President of Acquisitions Integration at First Bank System, Inc. From 1988 to 1991 Mr. White served as Senior Vice President of Sales, Marketing, and Customer Service at Apertus Technologies Incorporated; from 1984 to 1988 as a

Senior Vice President of Marketing and Product Development at First Bank System, Inc., and from 1981 to 1984 as Engagement Manager at McKinsey and Company.

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

    BRIAN S. ANDERSON was appointed Senior Vice President in December 1995 and has served as Corporate Controller of the Company since September 1990. Mr. Anderson had previously served as Vice President since November 1992. From March 1988 to September 1990 he was Assistant Controller for Walden Leasing, a vehicle leasing company. Brian S. Anderson is not related to Scott H. Anderson.

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

ITEM 2. PROPERTIES

    The Company's executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435. These facilities consist of 51,000 square feet of leased space pursuant to a lease expiring in 2002. Additionally, the Company leases a 20,000 square foot operations facility in a suburb of Minneapolis which is utilized for customer service and loan document processing. The Company also leases offices for its regional buying centers in Atlanta, Baltimore, Boston, Buffalo, Charlotte, Cincinnati, Dallas, Denver, Houston, Minneapolis, Nashville, Orlando, Phoenix, Sacramento, San Antonio, San Diego, Seattle and St. Louis. The size of these offices range from 3,000 square feet to 14,000 square feet. Regional buying center leases are generally for a term of five to seven years. Furthermore, the Company leases offices for a national service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. These centers range in size from 15,000 to 17,000 square feet and have lease terms ranging from 5 to 10 years. See Note 9 of Notes to Consolidated Financial Statements for a description of the Company's rental obligations under these leases.

ITEM 3. LEGAL PROCEEDINGS

    On March 4, 1997 a shareholder commenced an action against the Company and certain named directors and officers of the Company entitled Taran v. Olympic Financial Ltd. et al. in the United States District Court for the District of Minnesota. Four similar lawsuits, three of them in the United States District Court for the District of Minnesota (Frank Dibella, on behalf of himself and all others similarly situated vs. Olympic Financial Ltd. et al., Michael Diemer vs. Olympic Financial Ltd. et al. and Howard Pisnoy vs. Olympic Financial Ltd. et al.) and one in the United States District Court for the Eastern District of New York (North River Trading, LLC, and Allan Farkas, and All Others Similarly Situated vs. Olympic Financial Ltd. et al.) were filed after that time. These suits have been consolidated in one suit, In re Olympic Financial Ltd. Securities Litigation, in the United States District Court for the District of Minnesota. Plaintiffs in the consolidated action allege that during the period from July 20, 1995 through March 3, 1997 the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificially inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. The consolidated action is in the preliminary stages and the parties have begun discovery. The Company has reviewed the complaint in the consolidated action and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    Another case which was filed November 8, 1996, Powell et al. v. Arcadia Financial Ltd. et al., involved a complaint by approximately 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case alleged that Arcadia was either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company resolved the claims by such borrowers through the mediation process in June 1998. In the interim, an additional three plaintiffs entered in the case. The Company is seeking to resolve these plaintiff's claims through the mediation process. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AAC." The following table provides quarterly high and low sales prices for the Company's Common Stock for the two years ended December 31, 1998.

                                                                                HIGH        LOW
                                                                              ---------  ---------
1997
    First quarter...........................................................  $   19.38  $    8.88
    Second quarter..........................................................      11.38       6.75
    Third quarter...........................................................      11.88       8.50
    Fourth quarter..........................................................      12.44       6.25

1998
    First quarter...........................................................       7.81       5.81
    Second quarter..........................................................      10.50       6.19
    Third quarter...........................................................       8.25       3.31
    Fourth quarter..........................................................       5.44       3.00

    The Company has not paid dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings to provide for the Company's growth. Consequently, no cash dividends are expected to be paid on the Company's Common Stock in the foreseeable future. In addition, the terms of the Company's 11.5% Senior Notes due 2007 restrict the making of certain payments with respect to the Common Stock, including cash dividends on the Common Stock, unless certain financial tests are met. Under the most restrictive of these covenants, the Company was unable to pay cash dividends on its Common Stock as of December 31, 1998. Additional indebtedness incurred by the Company in the future may include similar restrictions.

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock on November 22, 1996 to shareholders of record as of such date. In January 1998, the Company amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. In November 1998, the Company again amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person from 18% or more up to 20% or more. All shares of Common Stock issued after November 22, 1996 have been, and will be issued together with one Right per share.

    At February 26, 1999, the Company had 1,233 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial information, for each of the five years in the period ended December 31, 1998, is derived from the consolidated financial statements of the Company. As more fully described in Note 2 to the Consolidated Financial Statements, the selected financial data for the four years ended December 31, 1994 through December 31, 1997 have been restated to reflect changes to the Company's accounting policies related to the computation of gain on sale of loans and measurement of the fair value of financed income receivable. The selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                                    (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
(Dollars in thousands except per share amounts)           1998         1997         1996         1995         1994
                                                       -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATION DATA (1):
  Net interest margin................................  $    81,867  $    80,369  $    59,628  $    29,577  $     9,905
  Gain on sale of loans (2)..........................      (18,499)     (14,895)      95,420       52,347       11,803
  Servicing fee income...............................       83,015       68,096       43,639       19,356        5,381
                                                       -----------  -----------  -----------  -----------  -----------
      Total revenues.................................      146,383      133,570      198,687      101,280       27,089
  Operating expenses.................................      187,187      162,017       92,298       42,727       17,342
  Long term debt and other interest expense..........       51,672       41,216       25,193       17,170        5,416
                                                       -----------  -----------  -----------  -----------  -----------
      Total expenses.................................      238,859      203,233      117,491       59,897       22,758
                                                       -----------  -----------  -----------  -----------  -----------
  Operating income (loss) before income taxes and
    Extraordinary item...............................      (92,476)     (69,663)      81,196       41,383        4,331
  Income tax provision (benefit).....................       (9,235)     (26,473)      30,209       16,537        1,325
                                                       -----------  -----------  -----------  -----------  -----------
  Income (loss) before extraordinary items...........      (83,241)     (43,190)      50,987       24,846        3,006
  Extraordinary items, net of tax (3)................           --      (15,828)          --       (3,856)          --
                                                       -----------  -----------  -----------  -----------  -----------
  Net income (loss)..................................  $   (83,241) $   (59,018) $    50,987  $    20,990  $     3,006
                                                       -----------  -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------  -----------

BASIC EARNINGS PER SHARE:
  Income (loss) per share before extraordinary
    items............................................  $     (2.13) $     (1.12) $      1.61  $      1.28  $      0.07
  Extraordinary items per share......................           --        (0.41)          --        (0.22)          --
                                                       -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share........................  $     (2.13) $     (1.53) $      1.61  $      1.06  $      0.07
                                                       -----------  -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------  -----------

DILUTED EARNINGS PER SHARE:
  Income (loss) per share before extraordinary
    items............................................  $     (2.13) $     (1.12) $      1.40  $      0.79  $      0.07
  Extraordinary items per share......................           --        (0.41)          --        (0.15)          --
                                                       -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share........................  $     (2.13) $     (1.53) $      1.40  $      0.64  $      0.07
                                                       -----------  -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..............................................   39,071,412   38,700,346   30,897,426   17,718,603    9,842,173
  Diluted............................................   39,071,412   38,700,346   36,449,995   26,435,765   16,683,380

FINANCIAL RATIOS AND OTHER DATA (4):
  Ratio of earnings to fixed charges.................           --           --        3.81x        2.76x        1.12x
  Deficiency in earnings to fixed charges............  $    92,476  $    69,633           --           --           --

SELECTED CASH FLOW DATA:
  Total cash provided by (used in) operating
    activities.......................................  $    30,300  $  (130,165) $  (253,127) $  (135,659) $   (78,774)
  Total cash used in investing activities............       (5,458)      (7,310)      (6,600)      (2,588)        (917)
  Total cash provided by (used in) financing
    activities.......................................      (31,289)     138,692      274,444      122,970       93,572
                                                       -----------  -----------  -----------  -----------  -----------
  Net increase (decrease) in cash....................  $    (6,447) $     1,217  $    14,717  $   (15,277) $    13,881
                                                       -----------  -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------  -----------

                                                                           YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                                    (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
(Dollars in thousands except per share amounts)           1998         1997         1996         1995         1994
                                                       -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents..........................  $    10,827  $    17,274  $    16,507  $     1,340  $    16,617
  Finance income receivable..........................      587,946      602,454      481,934      240,430       78,249
  Total long-term debt...............................      421,939      421,780      206,418      161,929       46,804
  Total preferred shareholders' equity...............           --           --           --       25,379       27,279
  Total common shareholders' equity..................      268,809      335,454      378,114      149,784       32,404

OPERATING DATA:
  Automobile loan purchases..........................  $ 2,193,380  $ 2,862,821  $ 2,750,553  $ 2,052,413  $   743,256
  Automobile loan securitizations....................    2,198,326    2,864,120    2,787,412    1,933,525      712,211
  Operating expenses as a percentage of average
    servicing portfolio..............................         3.69%        3.63%        3.06%        2.78%        3.28%

SERVICING DATA:
  Servicing portfolio (at period end)................  $ 5,096,222  $ 4,956,090  $ 3,791,857  $ 2,267,107  $   837,095
  Average servicing portfolio during the period......    5,071,996    4,458,977    3,015,411    1,534,720      528,577
  Delinquencies of more than 30 days as a percentage
    of servicing portfolio (at period end)...........         4.78%        3.63%        2.64%        1.33%        0.82%
  Net losses as a percentage of average servicing
    portfolio during the period (5)..................         4.62%        3.48%        0.99%        0.67%        0.66%

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

(2) Included in gain on sale of loans during the two years ended December 31, 1998 and 1997, are non-recurring pre-tax charges to gain on sale of loans of $114.5 million and $98.0 million, respectively. See "Management's Discussion and Analysis--Results of Operations--CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES."

(3) Extraordinary items relate to prepayment fees and charge-off of capitalized debt financing costs in connection with early extinguishment of certain debt obligations.

(4) For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as income before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt discount and the interest factor in rental expenses.

(5) Changes to the Company's estimated recovery rate for repossessed inventory during 1998 and 1997 resulted in a write-down of existing inventory and an increase in net losses during the years ended December 31, 1998 and 1997. See "Management's Discussion and Analysis--Results of Operations--CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    As more fully described in Note 2 to the Consolidated Financial Statements, this report contains financial information which has been restated.

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

    The Company purchases loans under a risk-based pricing strategy, allowing it to price loans according to the borrower's credit characteristics and the loan terms which are available to the borrower. For example, a credit applicant with a low credit score and high loan-to-value ratio would generally indicate a higher probability of default and an increase in the severity of the potential net loss. Accordingly, the Company's loan pricing matrix would indicate that a higher APR should be attached to the contract to compensate for the higher credit risk relative to a credit applicant with a better credit profile and lower loan-to-value ratio. The weighted average APR of loan purchases during 1998 was 17.04% compared to 15.95% and 14.38% in 1997 and 1996, respectively, reflecting the Company's continued refinements to its risk-based pricing strategy as well as changes in the purchase mix of loans to include a greater proportion of loans with higher risk characteristics. During 1998, the Company increased its reserves for potential loan losses to $415.4 million, or 8.15% of its servicing portfolio at December 31, 1998 compared to $235.6 million, or 4.75% of its servicing portfolio at December 31, 1997.

    The Company aggregates the automobile loans it purchases and sells them to specially created trusts, which in turn sell asset-backed securities to investors. By securitizing these loans, the Company is able to fix the difference ("gross interest rate spread") between the APR on the automobile loans purchased and the interest rate on the asset-backed securities sold ("securitization rate"). When the Company securitizes automobile loans, it records a gain on sale and establishes an asset referred to as finance income receivable. Gain on sale is determined by the difference between the net proceeds received from the sale to the trust and the basis of the loans sold as defined by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), and includes any hedging gains and losses.

    Finance income receivable represents the Company's retained interest in the loans sold and is determined by allocating the carrying amount of loans sold between the fair value of such loans and the fair value of the estimated future cash flows expected to be received by the Company. The Company's estimate of the fair value of the future excess cash flows takes into consideration (i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities, (iii) amounts paid to dealers for dealer participations, (iv) various costs of the securitizations, and (v) the effect of estimated prepayments of loans, losses incurred in connection with defaults, and corresponding reductions in the weighted average APR of loans sold. In addition to the present value of estimated future cash flows from securitizations, finance income receivable includes accrued interest receivable on automobile loans held for sale through the date of sale, which will be returned to the Company through the securitization trust, and the interest earned on previously discounted cash flows, calculated at the present value discount rate used in determining the initial estimate of future cash flows. The amount of finance income receivable is offset by distributions to the Company of excess cash flows from spread accounts as they occur.

    Subsequent to securitization, the Company continues to service the loans sold, for which it recognizes servicing fee income as earned over the life of the securitization. Future servicing fee income is not included in finance income receivable.

    When determining the fair value of finance income receivable, the Company uses a combination of its own historical experience, industry statistics and expectations of future performance to estimate the amount and timing of prepayments, losses upon defaults and corresponding changes in the weighted average APR. The Company regularly reviews the carrying amount of its finance income receivable to assess the impact of actual prepayment and loss experience compared with the Company's estimates. Any impairment of finance income receivable, deemed to be permanent, is reflected as a reduction of current period earnings (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). Temporary changes in the fair value of finance income receivable, such as fluctuations in market interest rates used in determining appropriate discount rates, are recorded as a separate component of shareholder's equity and recognized as other comprehensive income. Because the Company is in a net operating loss carryforward position for income tax purposes, comprehensive income items are not disclosed net of tax at, and for the year ended, December 31, 1998.

RESULTS OF OPERATIONS

    CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES. Included in the Company's 1998 and 1997 financial results are two non-cash charges totaling $125.0 million and $98.0 million, respectively.

    The second quarter 1998 non-cash charge includes a pre-tax $114.5 million charge to gain on sale of loans associated with a change in accounting estimates to reflect (i) a higher estimate of the frequency of defaulted receivables, (ii) a reduction in estimated loan loss recovery rates, (iii) a reduction in estimated voluntary loan prepayments, and (iv) additions to general reserves related to changes in the expected future performance of the existing portfolio of receivables. An additional $10.5 million pre-tax charge relates to the elimination of the Company's retail remarketing program and other organizational changes designed to improve future operating efficiencies.

    Historically, management's estimate of the frequency of loan defaults was based on actual credit performance incurred to date segregated by each securitization transaction and loan product (i.e. Premier and Classic) as well as comparisons to externally-generated industry information when available. In response to a perception of increased risk within the consumer finance industry and the Company's dependence on internal historical experience as an indicator of future credit performance, management commenced a project in 1997 to identify what it hoped would be a more predictive alternative to estimating future performance of its servicing portfolio to not only improve the Company's assessment of its finance income receivable carrying amount but also to enhance the Company's pricing of its loan products. This project focused on identifying correlations between the credit performance of the loans in the Company's servicing portfolio and the credit characteristics of each contract at the time of origination, including externally-developed credit score, loan-to-value ratio, debt-to-income ratio and payment-to-income ratio. The Company's decision to obtain and utilize a credit score from a nationally recognized independent credit scoring company rather than utilizing its own internally-developed credit score was based on its desire to reduce the subjectivity of the analysis. As a result of this project, management determined in 1998 that the combination of an externally-developed credit score and loan-to-value ratio was most predictive of future loan performance. Using the information derived from this process, management was able to segregate the loans in its servicing portfolio into multiple distinct tiers of credit performance that management believes provide a higher level of precision in estimating future default experience than its previous methodology. As a result, management determined in June 1998 that it was necessary to revise its estimate with respect to the frequency of future loan defaults and reduce the carrying value of its finance income receivable by approximately $67 million.

    In addition to the frequency of loan defaults, the valuation of the Company's finance income receivable is based in part on an estimate of the recovery rate expected upon the disposition of repossessed vehicles. Although the Company was reserved for and realized recovery rates slightly above 50% on the sale of repossessed vehicles during the first six months of 1998, management concluded in June that market pressure on used car prices would force recovery rates downward and therefore, determined that it was appropriate to lower the estimated recovery rate to 45%. This decrease to the Company's estimated recovery rate, taking into consideration the increase in the estimated frequency of defaults discussed above, led to a further reduction in the carrying value of finance income receivable at June 30, 1998, of approximately $51 million.

    A third component in the valuation of finance income receivable is an estimate of the amount and timing of voluntary prepayments of loans. Historically, management had estimated the percentage of receivables it expected to prepay on a monthly basis and had assumed that such monthly prepayment speed would remain constant throughout the life of the securitization trust. A detailed analysis of the Company's actual prepayment data indicated, however, that for an extended period of time prepayment speeds had performed slower than expected and progressively declined as a securitization trust aged. As a result, management determined in June 1998 that it was appropriate to reduce its prepayment speed assumption, which resulted in an increase to its finance income receivable carrying value at June 30, 1998, of approximately $49 million.

    Finally, to provide for current uncertainties related to the consumer finance industry and the remaining subjectivity of the estimates used in valuing the finance income receivable, management concluded that it was appropriate to increase its finance income receivable reserves at June 30, 1998, by an additional $45.5 million.

    Also during the second quarter of 1998, management decided to discontinue the Company's retail remarketing operations and finalized plans aimed at reducing infrastructure costs and improving operating efficiencies. After a detailed review during 1997 and first half of 1998, the Company determined that its retail remarketing operation, which was responsible for the liquidation of repossessed vehicles through retail consignment lots, did not provide an adequate risk-adjusted return commensurate with the management attention necessary to operate such strategy. Therefore management decided to cease such operations. Also during this time period, the Company conducted an exhaustive study of substantially all Company functions and developed a plan which included further consolidation of the Company's servicing and collection operations into its four regional collection centers and streamlining of other operating procedures. As a result, the Company recognized a $10.5 million pre-tax charge against other operating expenses during the second quarter of 1998. This charge related to the establishment of reserves approximating (i) $2.1 million for severance and benefit costs associated with the expected reduction or consolidation of approximately 330 positions primarily in the collection, remarketing and application processing functions, (ii) $2.5 million to eliminate excess facilities, and (iii) $5.9 million for litigation settlement costs related to previous activity with, and the termination of, various retail consignment lot agreements. Through December 31, 1998, the Company has realized cash charges against these reserves of approximately $0.9 million for severance and benefit costs, $5.0 million in litigation settlement charges, $0.4 million to eliminate and reconfigure excess facilities and a non-cash charge of $0.6 million related to a write-down of leasehold improvements associated with exiting various facilities. Management believes that the remaining $3.6 million reserve at December 31, 1998 is adequate and will be utilized during the first half of 1999.

    The first quarter 1997 non-cash pre-tax charge of approximately $98.0 million was due primarily to a change in accounting estimate related to the assumed recovery rates on repossessed vehicles and modifications to the Company's retail disposition strategy.

    The recovery rate on repossessed inventory is measured by the liquidation amount realized on the repossessed vehicles as a percentage of the outstanding principal balance of the charged-off loans associated with those repossessed vehicles. The Company's change in estimated recovery rates was based, in part, on a decline in the weighted average recovery rate experienced by the Company during the first three months of 1997, which primarily reflected an increase in the Company's liquidation of repossessed inventory through wholesale auctions. The Company increased its use of wholesale auctions after a review by the Company's new chief executive officer and other members of management conducted in mid-March 1997 indicated that, based on the number of retail dispositions during the first half of March 1997, the Company's retail distribution channels were not sufficient to liquidate vehicles at a pace satisfactory to management and would not, in the foreseeable future, be adequate to address the number of additional repossessions expected each month. This decline was also partially the result of lower pricing of repossessed vehicles sold during the first quarter of 1997 through the Company's retail distribution channels in an attempt to accelerate the liquidation of repossessed vehicles while maintaining consistent credit quality. Estimated recovery rates are also determined by an analysis of anticipated recovery trends in future periods. Based on its evaluation of certain events occurring late in the first quarter of 1997, the Company concluded at that time that recovery rates were not likely to increase above the level experienced during the first quarter of 1997 and that certain events might cause a further decline in those rates in future periods. As explained above, the Company did not believe that it had sufficient capacity to sell an increasing number of repossessed vehicles through its existing network of retail consignment dealers. Accordingly, the Company expected to be required to control the size of its repossessed inventory by continuing to increase the use of wholesale auctions to dispose of repossessed vehicles. In April 1997, the Company's new chief executive officer completed a review of the Company's retail disposition strategy. Thereafter, based on his recommendation, the Company adopted modifications to its retail disposition strategy that were intended to reduce liquidity requirements of the strategy and establish more efficient operating procedures. In addition, in early 1997 the Company anticipated softening of the used car market and therefore lower retail and wholesale prices. Factors contributing to this market softening included the start-up of superstore competition and forecasted levels of used lease vehicles available in the market. Further, the Company considered the risk of potentially higher interest rates, which have a direct impact on pricing of vehicles. As a result of these factors, the Company concluded that future recovery rates (after giving effect to related costs) would be lower than those reflected in the Company's prior accounting estimates and the Company recorded a pre-tax charge of approximately $73.1 million in March 1997 to reflect an adjustment of inventory and estimated reduction to future cash flows due to lower expected recovery rates on future repossessed inventory.

    At the same time as the Company changed its estimated recovery rates, the Company also deemed it appropriate to review its accounting policy concerning the valuation of repossessed vehicles in light of the modifications to its retail disposition strategy and other factors. As a result of this review, the Company decided to change its accounting policy concerning the valuation of repossessed vehicles to require the Company to record all current and expected repossessed vehicles at recovery rates that reflect expected values to be achieved through wholesale auctions. As a consequence of this policy change, the Company's results of operations depend, in part, on sales prices for used vehicles in wholesale auctions. The Company believes this accounting policy provides a financial presentation that is more comparable to that of other consumer finance companies. For these reasons, the Company believes the change in accounting policy adopted in April 1997 reflected a preferable application of generally accepted accounting principles. Because the change in policy was inseparable from the estimation process referred to above, it was appropriate to reflect the effect of the change in accounting policy of approximately $24.9 million pre-tax as a reduction to earnings.

    NET INTEREST MARGIN. The components of net interest margin for each of the three years in the period ended December 31, 1998 were:

                                                                         (RESTATED)   (RESTATED)
(Dollars in thousands)                                          1998        1997         1996
                                                              ---------  -----------  -----------
Interest income on loans, net...............................  $  24,756   $  33,383    $  29,614
Interest income on short-term investments and other cash
  accounts..................................................     10,703      11,047        6,353
Recognition of present value discount.......................     49,672      38,907       24,435
Provision for credit losses on loans held for sale..........     (3,264)     (2,968)        (774)
                                                              ---------  -----------  -----------
  Net interest margin.......................................  $  81,867   $  80,369    $  59,628
                                                              ---------  -----------  -----------
                                                              ---------  -----------  -----------

    Net interest margin remained relatively flat during 1998 compared to 1997. Interest earned on loans held for sale, net of interest on short-term funding, declined during the current year compared to 1997 due to a reduction in loan purchasing volume and resulting 28% decrease in the average balance of loans held for sale. The effect of the lower average balance of loans held for sale was partially offset by an increase in the weighted average net interest rate spread earned on loans held for sale to 11.14% during 1998 compared to 10.24% in 1997, primarily due to higher average APR's on loans purchased. The decline in interest earned on loans held for sale was offset by an increase in the accretion of present value discount on estimated cash flows associated with securitized loans.

    The rise in net interest margin during 1997 compared to 1996 is primarily due to a 12% growth in the average balances of loans held for sale pending securitization resulting from an increase in loan purchasing volume and wider net interest rate spreads earned on loans held for sale. The weighted average net interest rate spread earned during 1997 rose to 10.24% compared with 8.67% during 1996 principally due to higher average APR's paid by obligors primarily resulting from the expansion of the Company's purchasing volume of loans with higher risk characteristics. Interest income on short-term investments also increased between 1996 and 1997 primarily due to growth in the aggregate balance of securitization related cash accounts associated with the continued expansion of the securitization program. In addition, income from the recognition of present value discount grew due to the increased volume of securitizations.

    The Company's loan purchasing and securitization volume for each of the three years ended December 31, 1998 is set forth in the table below.

(Dollars in thousands)                                    1998          1997          1996
                                                      ------------  ------------  ------------
Total automobile loan purchases.....................  $  2,193,380  $  2,862,821  $  2,750,553
Automobile loans securitized........................  $  2,198,326  $  2,864,120  $  2,787,412

    GAIN ON SALE OF LOANS. During 1998 and 1997, the Company recognized non-recurring pre-tax charges to gain on sale of loans of $114.5 million and $98.0 million, respectively, resulting in losses on the sale of loans of $18.5 million and $14.9 million, respectively, compared with a net gain on the sale of loans of $95.4 million during 1996. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion. The following table summarizes the significant factors and assumptions utilized in determining gain on sale of loans during each of the three years ended December 31, 1998:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Weighted average APR of loans securitized............................      16.98%     16.00%     14.56%
Weighted average securitization rate.................................       5.83       6.42       6.31
                                                                       ---------  ---------  ---------
  Gross interest rate spread (1).....................................      11.15%      9.58%      8.25%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Weighted average cumulative net losses (2)...........................       7.84%      5.68%      1.96%
Weighted average present value discount rate on future excess cash
  flows..............................................................       9.73%      9.42%      8.33%

------------------------

(1) Before gains/losses on hedge transactions.

(2) Assumptions are based on original computation prior to adjustments to record permanent impairment of finance income receivable. See "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES."

    The rise in gross interest rate spread during 1998 and 1997 is primarily due to the Company's continued refinements to its risk-based pricing strategy. Gross interest rate spreads further benefited during 1998 from a reduction in the securitization rate reflecting a general decline in U.S. Treasury rates compared to 1997 and 1996. During the last half of 1998, however, uncertainties in the bond market caused investors in asset-backed securities to demand higher rates of return. As a result, the spread over the two-year U.S. Treasury at which the Company sold its loans increased by approximately 50 basis points compared to its securitization transactions in 1997 and 1996, partially off-setting the positive impact on the Company's gross interest rate spread of the favorable movement in the U.S. Treasury market.

    Gain on sale of loans has been adjusted for $21.6 million, $8.7 million and $0.3 million of net realized losses on hedging transactions during 1998, 1997 and 1996, respectively. The increase in realized hedging losses during 1998 is primarily due to significant downward movement of treasury rates during the last half of 1998 (see "HEDGING AND PRE-FUNDING STRATEGY").

    SERVICING FEE INCOME. The components of servicing fee income for each of the three years in the period ended December 31, 1998 were:

(Dollars in thousands)                                           1998       1997       1996
                                                               ---------  ---------  ---------
Contractual servicing fee income.............................  $  57,657  $  46,022  $  28,284
Other servicing income units.................................     25,358     22,074     15,355
                                                               ---------  ---------  ---------
  Servicing Fee Income.......................................  $  83,015  $  68,096  $  43,639
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

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

    Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income is principally due to increases in income from late fees and insufficient fund charges reflecting the increase in delinquency rates, growth in the Company's servicing portfolio (see "Delinquency, Loan Loss and Repossession Experience") and increased interest earned on collection accounts attributable to the growth in the average servicing portfolio outstanding and related obligor repayments.

    The following table reflects the growth in the Company's servicing portfolio from 1996 to 1998:

                                                                       AT DECEMBER 31,
                                                              ----------------------------------
(Dollars in thousands, except as noted)                          1998        1997        1996
                                                              ----------  ----------  ----------
Principal balance of automobile loans held for sale.........  $   18,412  $   47,815  $   35,365
Principal balance of loans serviced under securitizations...   5,077,810   4,908,275   3,756,492
                                                              ----------  ----------  ----------
  Servicing portfolio.......................................  $5,096,222  $4,956,090  $3,791,857
                                                              ----------  ----------  ----------
                                                              ----------  ----------  ----------
Average outstanding principal balance (actual dollars)......  $   11,309  $   12,046  $   12,537
Number of loans serviced....................................     450,635     411,429     302,450

    The Company's servicing portfolio increased 3% from 1997 to 1998 and 31% between 1996 and 1997. These increases reflect loan purchases and subsequent securitizations of $2.2 billion and $2.9 billion during 1998 and 1997, respectively, partially offset by defaults and scheduled repayments. The decline in average outstanding principal balance of loans during 1998 and 1997 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

    OPERATING EXPENSES. Included in the 1998 operating expenses is a $10.5 million pre-tax charge related to the elimination of the Company's retail remarketing program and other organization changes designed to improve operating efficiency (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion). Excluding this charge, operating expenses as a percentage of average servicing portfolio declined to 3.48% during 1998 from 3.63% during 1997. This decrease reflects efficiencies achieved from the various reorganization initiatives and certain economies of scale realized from growth in the Company's servicing porfolio. The increase in the annual operating expense ratio to 3.63% in 1997 from 3.06% in 1996 was due to a rise in salaries and benefits reflecting a growth in the number of employees to accommodate the rise in loan purchasing volume during this period and the subsequent servicing of such loans. Additionally, the Company experienced an increase in servicing and collection expenses principally due to the increased proportion of loans in its servicing portfolio with higher risk characteristics as well as higher operating lease expenses attributable to a shift from the utilization of capital leases to operating leases.

    LONG TERM DEBT AND OTHER INTEREST EXPENSE. Long-term debt and other interest expense rose 25%, from $41.2 million to $51.7 million, during 1998 and 64%, from $25.2 million to $41.2 million, during 1997. These increases were primarily due to the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes due 2007 (the "SENIOR NOTES") in March and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Term Notes in March 1997.

    INCOME TAX EXPENSE. The Company recognized a tax benefit during 1998 representing the utilization of net operating loss carryforwards resulting from the non-recurring charge during the second quarter (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion). Due to the difference in the basis of the finance income receivable for financial reporting purposes and income tax purposes, the Company continues to have available $227.7 million of tax net operating loss carryforwards, available to offset against income taxes in 1999 and future years, subject to applicable limitations. The $36.2 million income tax benefit during 1997 (including the tax effect of an extraordinary item) primarily reflected the Company's estimated reduction to its deferred tax liability as of December 31, 1997 resulting primarily from a special charge recognized during the first quarter of 1997.

    EXTRAORDINARY ITEMS. In March 1997, the Company issued $300.0 million of its Senior Notes and utilized approximately $173.5 million of the proceeds to repurchase and covenant defease the Company's $145.0 million 13% Senior Term Notes, including accrued interest of $7.9 million and a premium of approximately $20.3 million. These charges and unamortized debt issuance costs have been treated as an extraordinary item, net of tax.

    PREFERRED DIVIDENDS. The Company paid dividends on its 8% cumulative convertible exchangeable preferred stock outstanding of $1.2 million during 1996. As of December 31, 1996, all such preferred shares had been redeemed or converted.

FINANCIAL CONDITION

    DUE FROM SECURITIZATION TRUST. At December 31, 1998 and December 31, 1997, the Company had delivered $62.1 million and $107.2 million, respectively, of loans into securitization trusts for which the Company received cash from the trusts concurrent with the legal closing of the relevant transactions in January 1999 and January 1998, respectively. The Company completed two securitizations during the fourth quarter of 1998 compared to a single transaction in the same period of 1997, resulting in the smaller delivery outstanding at December 31, 1998.

    AUTOMOBILE LOANS HELD FOR SALE. The Company holds automobile loans for sale in its portfolio prior to securitization. The Company's portfolio of loans held for sale decreased to $17.9 million at December 31, 1998 from $49.1 million at December 31, 1997, primarily due to the timing in delivery of loans associated with the Company's securitizations and lower purchasing volume.

    FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $587.9 million at December 31, 1998 from $602.5 million at December 31, 1997. The decrease was primarily due to a $114.5 million non-recurring pre-tax charge recorded in June 1998 (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion) and the early release of $60.0 million from certain of the Company's securitization trust accounts pursuant to an arrangement with its provider of asset-backed securities insurance, partially off-set by amounts capitalized upon completion of securitization transactions during 1998 related to the present value of estimated cash flows.

    DEFERRED INCOME TAXES. Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. There were no deferred income taxes at December 31, 1998 compared with a net deferred tax liability of $11.5 million at December 31, 1997. This decrease reflects the recognition of a portion of the tax benefit resulting from the 1998 second quarter loss from operations. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a valuation allowance during 1998 to offset the deferred tax asset associated with the Company's remaining net operating loss carryforwards as of December 31, 1998.

    OTHER LIABILITIES. Accounts payable and accrued liabilities increased to $36.9 million at December 31, 1998 compared to $26.3 million at December 31, 1997. This 40% increase was primarily related to reserves established for securitization expenses, employee benefits, and the non-recurring charge recognized in June 1998 (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES" for additional discussion).

IMPACT OF YEAR 2000

    The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer based applications to recognize the date change from December 31, 1999 to January 1, 2000, potentially causing miscalculations, system failures and other operational problems.

    One of the Company's most critical operating systems is its loan accounting system. In July 1997, an internal implementation team along with outside consultants was assigned to evaluate, select, and implement a new installment loan accounting system and various sub-systems (the "ILA system") in connection with an initiative to replace and enhance the Company's key operating systems. One of the requirements for consideration was that the new ILA system be Year 2000 compliant. In late 1997, a contract was signed with a nationally recognized vendor to provide the Company with such a system. The contract warrants, among other things, that the core software system being purchased is fully Year 2000 compliant and that the software will be installed and in a testing phase with the Company's current system in the first quarter of 1999. To date, the Company believes that the terms of the contract have been met.

    In addition, in early 1998 the Company formed a dedicated project team to conduct an extensive analysis of the impact that the Year 2000 issue would have on its automated information systems (exclusive of the ILA system), business support systems and facility operating systems. The project team has been responsible for the prioritization of Year 2000 tasks, development of implementation plans, and the establishment of timetables for completion and testing of all necessary modifications. As a result, the Company has initiated the replacement, modification or reprogramming of Year 2000 non-compliant hardware and software and since 1997 has required that all new hardware and software be certified as Year 2000 compliant prior to purchase. To assist in this process, the Company has engaged an independent company to aid in the remediation of non-compliant programs. The modification and reprogramming of these programs has been completed and the implementation phase is underway, with completion expected during the first quarter of 1999. All Year 2000 testing will be completed in an isolated systems environment dedicated for Year 2000 issues. As a contingency to the possibility of an unplanned delay in the implementation of the new ILA system discussed above, the Company's current loan accounting system has been included in the programs provided to the independent company for remediation. This will provide a Year 2000 compliant installment loan accounting system even if the implementation of the new ILA system should be delayed beyond the end of 1999.

    The Company currently expects to have all business critical hardware and software Year 2000 compliant by the end of the first quarter of 1999 and to complete a Year 2000 certification process by mid 1999. The Company estimates that the cost of its Year 2000 project will aggregate approximately $1.5 million, of which approximately $0.5 million has been expended through December 31, 1998. These costs do not include amounts related to the implementation of the ILA system or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of, the Year 2000 issue. Consistent with the Company's capitalization policy, the cost of such non-Year 2000 hardware and software purchases will be capitalized and amortized over their expected useful lives.

    Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures that the Company undertakes, but also on the way in which the Year 2000 issue is addressed by its business partners, service providers, utility providers, governmental agencies and other entities with which the Company does business. The Company has developed and is implementing a plan to contact parties which provide services critical to the successful operation of its business to heighten their awareness of the Year 2000 issue, to learn how they are addressing it and to evaluate any likely impact on the Company. For example, the Company began a Year 2000 survey of its credit bureaus, investment bankers and warehouse providers during the fourth quarter of 1998 and expects to complete such survey during the first half of 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Company. At the current time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

    The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary.

    In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities, such as the purchase of loans and the invoicing, collecting and application of obligor repayments. The Company could be subject to litigation for computer systems failure, such as improper application of repayments and resulting incorrect credit reporting to credit bureaus. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

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

DELINQUENCY, LOAN LOSS AND REPOSSESSION EXPERIENCE

    The Company's operating performance, financial condition and liquidity are materially affected by the performance of the automobile loans purchased, securitized and serviced by the Company. In connection with the servicing of automobile loans, the Company is responsible for managing delinquent loans, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for credit losses expected on loans securitized and includes such allowance as a component of the fair value of finance income receivable. Management believes that the Company's allowance for estimated credit losses adequately provides for potential future losses on securitized loans.

    The following tables describe the delinquency and credit loss experience of the Company's servicing portfolio for the three years in the period ended December 31, 1998. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to that set forth below.

                                                                              AT DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                        1998                       1997                       1996
                                              -------------------------  -------------------------  -------------------------
                                               NUMBER OF                  NUMBER OF                  NUMBER OF
DELINQUENCY EXPERIENCE (1):                      LOANS       BALANCES       LOANS       BALANCES       LOANS       BALANCES
                                              -----------  ------------  -----------  ------------  -----------  ------------
(Dollars in thousands)
Servicing portfolio at end of period........     450,635   $  5,096,222     411,429   $  4,956,090     302,450   $  3,791,857
Delinquencies:
  31-60 days................................      12,176   $    135,633       8,297   $    100,161       3,884   $     47,225
  61-90 days................................       4,161         47,599       3,635         45,485       1,255         15,877
  91 days or more...........................       5,165         60,591       3,019         34,047       2,911         37,019
                                              -----------  ------------  -----------  ------------  -----------  ------------
Total loans delinquent
  31 or more days...........................      21,502   $    243,823      14,951   $    179,693       8,050   $    100,121
                                              -----------  ------------  -----------  ------------  -----------  ------------
                                              -----------  ------------  -----------  ------------  -----------  ------------
Delinquencies as a percentage of number of
  loans and amount outstanding at end of
  period (2)................................        4.77%          4.78%       3.63%          3.63%       2.66%          2.64%
Amount in repossession......................       5,686   $     32,676       6,083   $     55,300       4,651   $     64,929

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2) Amounts shown do not include loans which are less than 31 days delinquent.

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
CREDIT LOSS/REPOSSESSION EXPERIENCE (1):                     1998       1997       1996
                                                           ---------  ---------  ---------
(Dollars in thousands)
Average servicing portfolio outstanding during the
  period.................................................  $5,071,996 $4,458,977 $3,015,411
Average number of loans outstanding during the period....    435,712    362,626    242,419
Number of charge-offs....................................     33,441     24,616     14,403

Gross charge-offs (2)....................................  $ 255,853  $ 165,233  $  35,642
Recoveries (3)...........................................     21,614      9,855      5,653
                                                           ---------  ---------  ---------
Net losses...............................................  $ 234,239  $ 155,378  $  29,989
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Gross charge-offs as a percentage of average servicing
  portfolio..............................................       5.04%      3.71%      1.18%
Net losses as a percentage of average servicing
  portfolio..............................................       4.62%      3.48%      0.99%

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

    As illustrated in the tables above, the Company has experienced an increase in delinquency, gross charge-off and net loss rates during each of the three years in the period ended December 31, 1998. Management believes that these increases are primarily due to changes in the Company's portfolio mix such that it included a larger proportion of loans with higher credit risk characteristics, as well as the continued seasoning of the Company's existing servicing portfolio to include a greater proportion of loans in the period of highest probability for delinquencies and defaults (generally six to 14 months from the date of origination). To compensate for the expected increases in credit delinquency and loss experience resulting from the rise in proportion of loans with higher credit risk characteristics, the Company implemented a risk-based pricing strategy during 1997 to improve the rate of return on loan originations, increased its allowance for credit losses to 8.15% at December 31, 1998 from 4.75% and 2.51% at December 31, 1997 and 1996, respectively, tightened its credit and underwriting standards, and has expanded its use of computerized credit scoring and behavioral analytics to better service its portfolio and identify improvements when necessary. As a result of these analytic enhancements, management has decided to de-emphasize the purchase of loans which score within certain risk tiers as the rate of return historically realized on these loans has not been commensurate with the related risk. Loans included in these de-emphasize tiers represented approximately 16% of the Company's servicing portfolio at December 31, 1998 and accounted for approximately 26% of the delinquent loans outstanding at such date and 34% of net losses incurred during 1998.

    Net losses were also affected during 1997 and 1998 by changes in the Company's repossession disposition strategy. Beginning in March 1997, management modified its strategy to increase the utilization of wholesale disposition channels and made further modifications in June 1998 to discontinue its retail remarketing operations in its entirety (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGE").As a result, the percentage of repossessed vehicles liquidated through wholesale liquidation channels increased from 30% in 1996 to 54% in 1997 and 81% in 1998. Although recovery rates on the sale of vehicles through wholesale channels is generally lower than those realized through retail distribution channels, management believes that its decision to discontinue its retail remarketing operations enables it to better manage its level of repossessed inventory and improve the timing of excess cash flows released to the Company from securitization trusts as a result of an increase in the speed at which repossessed vehicles can be liquidated. At December 31, 1998, the average days that vehicles were held in inventory had fallen to approximately 46 days compared to 105 days at December 31, 1997 and 119 days at December 31, 1996. The change in the number and net realizable value of repossessed vehicles at December 31, 1998, reflects the reduction in the average number of days in inventory and the lower anticipated recovery rates resulting from the change in the Company's liquidation strategy.

    Annualized gross charge-offs and net losses during 1998 and 1997 include non-recurring charges of 0.42% and 0.57%, respectively, due to the impact of write-downs of repossessed inventory due to revisions to the Company's inventory valuation policy (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES").

LIQUIDITY

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) the purchase and financing of automobile loans pending securitization, (ii) the cost of payment of dealer participations, (iii) deposits of cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) the cost of repossession inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources".

PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

    PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $2.2 billion of loans in 1998, compared with $2.9 billion of loans in 1997, and $2.8 billion in 1996. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because the warehouse facilities limit the advance rate to less than 100% of the loan balances being purchased, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. Amounts borrowed under warehouse facilities are repaid upon securitization of the loans.

    DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealer participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. When loans are securitized, the related dealer participation is expensed and subsequently recovered over the estimated life of the related loan through the return to the Company of excess cash flow from the securitization trust. Aggregate participations paid by the Company to dealers in 1998 were $62.9 million or approximately 2.87% of the principal balance of loans purchased, compared with $89.7 million, or 3.13%, in 1997 and $94.9 million, or 3.45%, in 1996. The decrease in dealer participations paid as a percentage of the principal balance of loans purchased reflects the growth in volume of loans with higher risk characteristics, which generally require lower dealer participations.

    SPREAD ACCOUNT AND SECURITIZATION EXPENSES. The Company is required to fund spread accounts related to each securitization transaction and certain of its warehouse facilities. The Company funds these spread accounts by foregoing receipt of excess cash flow from the related trust until the spread account exceeds predetermined levels (generally within 14 months of the formation of the securitization trust). In certain securitizations, the Company also has been required to provide initial cash deposits into such accounts. The amount of time required to fund each spread account varies depending on numerous factors, including, but not limited to (i) the size of any required initial deposit, (ii) the gross interest rate spread, (iii) defaults, (iv) delinquencies, (v) losses and (vi) turnover of repossession inventory. The Company had $227.7 million of restricted cash in spread accounts at December 31, 1998, compared with $250.3 million at December 31, 1997. The change in restricted cash in spread accounts reflects the Company's continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, offset by the release of excess cash flows and the early release of $60.0 million from certain spread accounts under an agreement between the Company and its provider of asset-backed securities insurance. During 1997, the Company entered into agreements with its provider of asset-backed securities insurance which allowed the Company to provide letter of credits in lieu of initial deposits. In addition to the restricted cash noted above, the spread accounts were supported by $18.5 million and $11.6 million of letters of credit at December 31, 1998 and 1997, respectively.

    The Company also incurs certain expenses in connection with securitizations including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% of the principal amount of the asset-backed securities sold in the securitizations.

    INTEREST ADVANCES TO SECURITIZATION TRUSTS. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event that it expects to recover such advances through the ultimate payments from the obligor over the life of the loan.

    REPOSSESSION INVENTORY. At December 31, 1998, repossessed inventory managed or owned by the Company and held for resale was $32.7 million, compared with $55.3 million at December 31, 1997. The rate of repossessed inventory turnover impacts cash available for deposit to spread accounts from securitization trusts and, consequently, the excess cash potentially available for distribution to the Company. At December 31, 1998, repossessed inventory was 0.6% of the total servicing portfolio compared with 1.1% at December 31, 1997. In June 1998, the Company decided to discontinue liquidating its repossession inventory through retail disposition channels and began disposing of its repossessed vehicles exclusively through wholesale auctions (see "CHANGES IN ACCOUNTING ESTIMATES AND NON-RECURRING CHARGES"). However, improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions and generally lower wholesale used car prices.

    INTEREST EXPENSE. Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization. The Company also incurs interest expense related to both short-term and long-term debt obligations.

PRINCIPAL OPERATING SOURCES OF CASH

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the finance income receivable and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trust. During 1998, the Company received $205.8 million of excess cash flow (which amount includes $60.0 million released sooner than would otherwise have been the case pursuant to an arrangement with the Company's provider of asset-backed securities insurance--see "CAPITAL RESOURCES--OTHER CAPITAL RESOURCES"), compared with $89.0 million in 1997 and $43.4 million in 1996. The rate of increase in excess cash flow during 1998 exceeded the rate of increase in loans securitized principally because spread accounts related to 1997 securitizations reached required reserve levels and began releasing cash.

    SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts is equal to one percent per annum of the outstanding principal balance of the loans for all securitizations entered into prior to September 1997 and 1.25 percent per annum on loans subsequently securitized. The Company also receives collection fees, such as late payments fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The Company received cash for such services in the amount of $81.5 million, $65.9 million and $42.3 million during 1998, 1997 and 1996, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

    The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are sold or financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold to trusts that issue asset-backed securities. Additional financing is required to fund the Company's operations.

    WAREHOUSE FACILITIES. Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At December 31, 1998, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $700.0 million, all of which was available. The Company's current warehouse facilities have expiration dates between July 1999 and October 1999, subject to renewal or extension at the lenders' option. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities.

    SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to realize the value of its automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitizations during the three years ended December 31, 1998, all of which were publicly issued and rated AAA by Standard & Poor's and Aaa by Moody's Investor Services, Inc.

                                                   REMAINING
                                    REMAINING    BALANCE AS A                   WEIGHTED
(Dollars in thousands)              BALANCE AS   PERCENTAGE OF    CURRENT        AVERAGE         GROSS
                       ORIGINAL    OF DECEMBER     ORIGINAL      WEIGHTED    SECURITIZATION    INTEREST
       DATE            BALANCE       31, 1998       BALANCE     AVERAGE APR       RATE        RATE SPREAD
-------------------  ------------  ------------  -------------  -----------  ---------------  -----------
March 96             $    600,000   $  161,116         26.85%        13.42%          5.81%          7.61%
June 96                   650,000      217,884         33.52         14.18           6.62           7.56
September 96              725,000      286,829         39.56         14.61           6.75           7.86
December 96               730,000      328,895         45.05         15.01           6.08           8.93
March 97                  775,000      397,813         51.33         15.41           6.54           8.87
June 97                   775,000      445,804         57.52         15.79           6.50           9.29
September 97              775,000      507,400         65.47         16.31           6.36           9.95
December 97               600,000      430,128         71.69         16.68           6.23          10.45
March 98                  525,000      417,962         79.61         17.15           5.93          11.22
June 98                   550,000      480,400         87.35         17.15           5.97          11.18
September 98              600,000      563,417         93.90         16.87           5.63          11.24
November 98               200,000      193,024         96.51         16.85           5.71          11.14
December 98 (1)           225,000      161,954         99.57         17.14           5.69          11.45
                     ------------  ------------
                     $  7,730,000   $4,592,626
                     ------------  ------------
                     ------------  ------------

------------------------

(1) At December 31, 1998, $162.9 million of automobile loans had been delivered to the trust and $62.1 million cash remained in the pre-funded portion of the trust. In January 1999, the Company delivered sufficient loans to the trust and obtained the release of the remaining cash in the pre-funded portion of the trust. See "Hedging and Pre-funding Strategy" below.

    The Company utilizes net proceeds from securitizations to invest in additional loan purchases and to repay warehouse indebtedness, thereby making its warehouse facilities available for further purchases of automobile loans. At December 31, 1998, the Company had securitized approximately $10.9 billion of automobile loans since its inception in 1990. The securitization trusts had remaining balances of approximately $5.0 billion.

    All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies issued by Financial Security Assurance, Inc. ("FSA"), which insure payment of principal and interest due on the related asset-backed securities and warehouse borrowings. In order to obtain FSA insurance, the Company is obligated to establish spread accounts, and to maintain such spread accounts at pre-determined levels, in connection with each insured securitization through the collection and restriction of excess cash flow from the loans securitized. These spread accounts are funded through initial deposits, when required, and out of excess cash flow from the related securitization trust. Thereafter, during each month excess cash flow due to the Company's wholly-owned subsidiary Arcadia Receivables Finance Corp. ("ARFC") from all insured securitization trusts is first used to replenish spread accounts to predetermined levels and is then distributed to the Company. The spread account for each insured securitization trust is cross-collateralized with the spread accounts established for the Company's other insured securitization trusts. Excess cash flow from performing securitization trusts insured by FSA may be used to support negative cash flow from, or to replenish a deficit spread account in connection with, non-performing securitization trusts insured by FSA. If excess cash flow from all insured securitization trusts is not sufficient to replenish all spread accounts and to cover negative cash flows from non-performing securitization trusts, no cash flow is available to the Company from ARFC for that month. Excess cash flows include cash received from the liquidation of repossessions under defaulted receivables. Such cash is generally received in months subsequent to default and can therefore result in timing differences as to when excess cash flows are released to the Company. The Company's obligations to FSA in respect of insured securitizations and one of the Company's warehouse facilities are limited to the amounts on deposit in the spread accounts and excess cash flow.

    In connection with its securitizations, the Company continually seeks to improve its structures to reduce up-front costs and to maximize excess cash flow available to the Company. The Company may consider alternative securitization structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit. The structure of each securitized sale of loans will depend on market conditions, costs of securitization and the availability and cost of credit enhancement options to the Company.

    HEDGING AND PRE-FUNDING STRATEGY. Because interest rates on asset-backed securities for automobile loans generally tend to rise or fall when other short-term interest rates fluctuate, a material increase in interest rates prior to securitization could adversely affect the profitability of a securitization to the Company in the absence of a hedging strategy. Therefore, the Company employs various hedging strategies, such as the use of pre-funding accounts and derivative financial instruments, to manage its gross interest rate spread on securitization transactions. Through the use of these hedging strategies, the Company is able to determine its approximate financing cost prior to, or near to, the purchase of loans and manage its gross interest rate spread within a desired range.

    By utilizing pre-funding accounts in connection with securitization transactions, the Company mitigates its exposure to interest rate risk by securitizing its loans then held for sale along with expected future loans in a pre-funded securitization. In a pre-funded securitization, the principal amount of the asset-backed securities issued in the securitization exceeds the principal balance of loans initially delivered to the securitization trust. The proceeds from the pre-funded portion are held in trust earning money market yields until released upon delivery of additional loans. The Company agrees to deliver additional loans into the securitization trust from time to time (generally monthly) equal in the aggregate to the amount by which the principal balance of the asset-backed securities exceeds the principal balance of the loans initially delivered. In pre-funded securitizations, the Company predetermines the borrowing costs with respect to loans it subsequently purchases and delivers into the securitization trust. However, the Company incurs an expense in pre-funding securitizations equal to the difference between the money market yields earned on the proceeds held in trust prior to the subsequent delivery of loans and the interest rate paid on the asset-backed securities. The Company also has some interest rate exposure to falling interest rates to the extent that the Company's offered rates decline after the Company has engaged in a pre-funded securitization, although the Company's offered rates generally respond less rapidly to rate fluctuations than financing costs.

    The Company's securitization rate is related to rates on U.S. Treasury Notes with maturities similar to the average maturities of the assets being sold. To lock in the rate for a specific anticipated securitization transaction and protect against changes in the Treasury rate, the Company may utilize forward U.S. Treasury rate lock agreements that most closely parallel the average life of its loans held for sale. Such hedging strategy creates certain risks that arise from the cash versus non-cash relationship of the hedging instrument and the related securitization. This relationship arises because the gain or loss realized on forward U.S. Treasury rate lock agreements is settled with current cash payments and is subsequently recovered over time through a higher or lower gross interest rate spread at the time of securitization. Hedging transactions during 1998, 1997 and 1996 have required an initial net use of cash of $21.6 million, $8.7 million and $0.3 million, respectively. These amounts are treated as net realized losses and charged against gain on sale of the related loans.

    Management has controls and policies in place to assess and monitor its risk from hedging activities. Management reviews the interest rate movements in the U.S. Treasury markets and corresponding increase or decrease in the value of any outstanding hedged positions on a daily basis. The amount and timing of hedging transactions are determined by members of the Company's senior management after consideration of, among other things, the current interest rate environment, loan production levels and open positions of current hedging instruments.

OTHER CAPITAL RESOURCES

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

    During 1998, the Company and its provider of asset-backed securities insurance entered into two separate agreements whereby the Company was allowed to receive an aggregate of $60.0 million of cash from certain spread accounts sooner than it would have absent such agreement. These agreements may be extended on an annual basis upon mutual agreement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangements. The $60.0 million will be replenished in the relevant spread accounts by means of a $3.0 million reduction in the level of monthly cash releases from the spread accounts beginning in May 1999, unless the terms of the arrangement are extended.

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each Senior Note included a detachable warrant, and such warrants when exercised entitle the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. In October 1997, the warrants were detached from the Senior Notes and began trading separately from the Senior Notes. The warrants are exercisable at a price of $11.00 per share. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Senior Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Senior Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future unsecured, unsubordinated indebtedness of the Company (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest) and the remainder was made available for working capital. The premium paid for the early extinguishment of the 13% Senior Term Notes (approximately $20.3 million) and the charge-off of remaining capitalized financing costs related to the 13% Senior Term Notes (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

    In October 1997, the Company sold to the public an additional $75.0 million aggregate principal amount of Senior Notes having substantially the same terms as those issued in March 1997 (but no associated warrants) and received net proceeds of approximately $71.2 million. The net proceeds from this issuance of Senior Notes were used to support the purchase of automobile loans, for working capital and for other general corporate purposes.

    In March 1996, the Company issued to the public $30.0 million aggregate principal amount of 10.125% Subordinated Notes Series 1996-A, due 2001 and received net proceeds of approximately $29.0 million. In April 1996, the Company completed a public offering of 8,050,000 shares of Common Stock and received net proceeds of approximately $146.0 million. Proceeds from the 1996 offerings were made available as working capital for loan purchases and general operations.

    The Company has a program to sell up to $100.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Senior Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and ten years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. Proceeds from the issuance of Junior Subordinated Notes, net of redemptions, were $1.1 million in 1998, $(2.9) million in 1997, and $10.7 million in 1996. There were $21.9 million and $20.8 million of Junior Subordinated Notes outstanding at December 31, 1998, and 1997, respectively. The weighted average maturity and interest rate on the Junior Subordinated Notes were 15.3 months and 9.69%, respectively, at December 31, 1998 and 14.9 months and 9.37%, respectively, at December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis--Capital Resources--Hedging and Pre-funding Strategy" and Note 13 to the Company's Consolidated Financial Statements for additional information regarding such market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Arcadia Financial Ltd.

    We have audited the accompanying consolidated balance sheets of Arcadia Financial Ltd. as of December 31, 1998 and 1997 (as restated) and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 (as restated with respect to 1997 and 1996). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arcadia Financial Ltd. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, in 1998 the Company retroactively changed its method of accounting for gain on sale of loans and the related finance income receivable.

                                          /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
January 25, 1999

                             ARCADIA FINANCIAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                            AT DECEMBER 31,
                                                                          --------------------
                                                                                     (RESTATED)
(Dollars in thousands, except share and per share amounts)                  1998       1997
                                                                          ---------  ---------

                                            ASSETS

Cash and cash equivalents...............................................  $  10,827  $  17,274
Due from securitization trust...........................................     62,081    107,207
Auto loans held for sale................................................     17,899     49,133
Finance income receivable...............................................    587,946    602,454
Furniture, fixtures and equipment.......................................     17,511     17,371
Other assets............................................................     31,419     32,483
                                                                          ---------  ---------
    Total assets........................................................  $ 727,683  $ 825,922
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities..................................  $      --  $  30,880
Senior notes............................................................    366,657    365,640
Subordinated notes......................................................     51,898     50,772
Capital lease obligations...............................................      3,384      5,368
Deferred income taxes...................................................         --     11,506
Accounts payable and accrued liabilities................................     36,935     26,302
                                                                          ---------  ---------
    Total liabilities...................................................    458,874    490,468

Commitments and contingencies (Note 9)

Shareholders' equity:

Capital stock, $.01 par value, 100,000,000 shares authorized:
  Common stock, 39,156,888 and 38,813,735 shares respectively, issued
    and outstanding.....................................................        392        388
Additional paid-in capital..............................................    324,565    322,819
Accumulated other comprehensive income..................................     18,550      3,704
Retained earnings (deficit).............................................    (74,698)     8,543
                                                                          ---------  ---------
    Total shareholders' equity..........................................    268,809    335,454
                                                                          ---------  ---------
    Total liabilities and shareholders' equity..........................  $ 727,683  $ 825,922
                                                                          ---------  ---------
                                                                          ---------  ---------

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                                    (RESTATED)  (RESTATED)
(Dollars in thousands, except per share amounts)           1998        1997        1996
                                                        ----------  ----------  ----------
REVENUES:
Net interest margin...................................  $   81,867  $   80,369  $   59,628
Gain (loss) on sale of loans..........................     (18,499)    (14,895)     95,420
Servicing fee income..................................      83,015      68,096      43,639
                                                        ----------  ----------  ----------
    Total revenues....................................     146,383     133,570     198,687

EXPENSES:
Salaries and benefits.................................      64,949      61,756      40,751
General and administrative and other operating
  expenses............................................     122,238     100,261      51,547
                                                        ----------  ----------  ----------
    Total operating expenses..........................     187,187     162,017      92,298
Long-term debt and other interest expense.............      51,672      41,216      25,193
                                                        ----------  ----------  ----------
    Total expenses....................................     238,859     203,233     117,491
                                                        ----------  ----------  ----------
Operating income (loss) before income taxes and
  extraordinary items.................................     (92,476)    (69,663)     81,196
Income tax provision (benefit)........................      (9,235)    (26,473)     30,209
                                                        ----------  ----------  ----------
Income (loss) before extraordinary items..............     (83,241)    (43,190)     50,987
Extraordinary items, net of tax.......................          --     (15,828)         --
                                                        ----------  ----------  ----------

NET INCOME (LOSS).....................................     (83,241)    (59,018)     50,987
Other comprehensive income:
  Net unrealized gain on finance income receivable....      14,846       5,975          --
  Income tax provision related to other comprehensive
    income............................................          --      (2,271)         --
                                                        ----------  ----------  ----------
                                                            14,846       3,704          --
                                                        ----------  ----------  ----------
COMPREHENSIVE INCOME (LOSS)...........................  $  (68,395) $  (55,314) $   50,987
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
BASIC EARNINGS PER SHARE:
Income (loss) per share before extraordinary items....  $    (2.13) $    (1.12) $     1.61
Extraordinary items per share.........................          --       (0.41)         --
                                                        ----------  ----------  ----------
    Net income (loss) per share.......................  $    (2.13) $    (1.53) $     1.61
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
DILUTED EARNINGS PER SHARE:
Income (loss) per share before extraordinary items....  $    (2.13) $    (1.12) $     1.40
Extraordinary items per share.........................          --       (0.41)         --
                                                        ----------  ----------  ----------
    Net income (loss) per share.......................  $    (2.13) $    (1.53) $     1.40
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Weighted average shares outstanding:
  Basic...............................................  39,071,412  38,700,346  30,897,426
  Diluted.............................................  39,071,412  38,700,346  36,449,995

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      ACCUMULATED
                                NUMBER OF    NUMBER OF                                 ADDITIONAL        OTHER
(Dollars in thousands, except   PREFERRED     COMMON       PREFERRED       COMMON        PAID IN     COMPREHENSIVE    RETAINED
  share amounts)                 SHARES       SHARES       PAR VALUE      PAR VALUE      CAPITAL        INCOME        EARNINGS
                               -----------  -----------  -------------  -------------  -----------  ---------------  -----------
BALANCE AT DECEMBER 31, 1995,
  AS PREVIOUSLY REPORTED.....   1,071,036   22,495,360     $      11      $     224     $ 157,200      $      --      $  23,378
Prior period adjustment (see
  Note 2)....................          --           --            --             --            --             --         (5,652)
                               -----------  -----------          ---          -----    -----------       -------     -----------
BALANCE AT DECEMBER 31, 1995,
  AS RESTATED................   1,071,036   22,495,360            11            224       157,200             --         17,726
Issuance of Common Stock:
  Public offering............          --    8,050,000            --             81       145,925             --             --
  Benefit plans..............          --      373,762            --              4         1,161             --             --
Amortization of deferred
  compensation...............          --           --            --             --         1,038             --             --
Exercise of options and
  warrants...................          --    1,101,269            --             11         4,902             --             --
Preferred Stock redemption
  and conversion to Common
  Stock......................  (1,071,036)   4,992,214           (11)            50           (45)            --             --
Payment of dividends on
  Preferred Stock............          --           --            --             --            --             --         (1,152)
Net income, as restated......          --           --            --             --            --             --         50,987
                               -----------  -----------          ---          -----    -----------       -------     -----------
BALANCE AT DECEMBER 31, 1996,
  AS RESTATED................          --   37,012,605            --            370       310,181             --         67,561
Issuance of warrants.........          --           --            --             --         8,590             --             --
Issuance of Common Stock:
  Benefit plans..............          --      292,485            --              3           565             --             --
Amortization of deferred
  compensation...............          --           --            --             --           991             --             --
Exercise of options and
  warrants...................          --    1,508,645            --             15         2,492             --             --
Unrealized gain on finance
  income receivable..........          --           --            --             --            --          3,704             --
Net loss, as restated........          --           --            --             --            --             --        (59,018)
                               -----------  -----------          ---          -----    -----------       -------     -----------
BALANCE AT DECEMBER 31, 1997,
  AS RESTATED................          --   38,813,735            --            388       322,819          3,704          8,543
Issuance of Common Stock:
  Benefit plans..............          --      193,830            --              2           495             --             --
Amortization of deferred
  compensation...............          --           --            --             --           712             --             --
Exercise of options and
  warrants...................          --      149,323            --              2           539             --             --
Unrealized gain on finance
  income receivable..........          --           --            --             --            --         14,846             --
Net loss.....................          --           --            --             --            --             --        (83,241)
                               -----------  -----------          ---          -----    -----------       -------     -----------
BALANCE AT DECEMBER 31,
  1998.......................          --   39,156,888     $      --      $     392     $ 324,565      $  18,550      $ (74,698)
                               -----------  -----------          ---          -----    -----------       -------     -----------
                               -----------  -----------          ---          -----    -----------       -------     -----------


(Dollars in thousands, except
  share amounts)                 TOTAL
                               ---------
BALANCE AT DECEMBER 31, 1995,
  AS PREVIOUSLY REPORTED.....  $ 180,813
Prior period adjustment (see
  Note 2)....................     (5,652)
                               ---------
BALANCE AT DECEMBER 31, 1995,
  AS RESTATED................    175,161
Issuance of Common Stock:
  Public offering............    146,006
  Benefit plans..............      1,165
Amortization of deferred
  compensation...............      1,038
Exercise of options and
  warrants...................      4,913
Preferred Stock redemption
  and conversion to Common
  Stock......................         (6)
Payment of dividends on
  Preferred Stock............     (1,152)
Net income, as restated......     50,987
                               ---------
BALANCE AT DECEMBER 31, 1996,
  AS RESTATED................    378,112
Issuance of warrants.........      8,590
Issuance of Common Stock:
  Benefit plans..............        568
Amortization of deferred
  compensation...............        991
Exercise of options and
  warrants...................      2,507
Unrealized gain on finance
  income receivable..........      3,704
Net loss, as restated........    (59,018)
                               ---------
BALANCE AT DECEMBER 31, 1997,
  AS RESTATED................    335,454
Issuance of Common Stock:
  Benefit plans..............        497
Amortization of deferred
  compensation...............        712
Exercise of options and
  warrants...................        541
Unrealized gain on finance
  income receivable..........     14,846
Net loss.....................    (83,241)
                               ---------
BALANCE AT DECEMBER 31,
  1998.......................  $ 268,809
                               ---------
                               ---------

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                                     (RESTATED)  (RESTATED)
(Dollars in thousands)                                      1998        1997        1996
                                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................  $  (83,241) $  (59,018) $   50,987
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization........................       8,274       7,003       4,286
  Loss on sale of furniture, fixtures and equipment....          --          17         119
  (Increase) decrease in assets:
  Automobile loans held for sale:
    Purchases of automobile loans......................  (2,220,507) (2,913,097) (2,750,553)
    Sales of automobile loans..........................   2,198,326   2,864,120   2,787,412
    Repayments of automobile loans.....................      53,415      36,129      45,412
  Finance income receivable............................      29,354    (116,817)   (241,504)
  Due from securitization trusts.......................      45,126      69,869    (177,076)
  Prepaid expenses and other assets....................         426       2,420      (5,787)
  Increase (decrease) in liabilities:
    Deferred income taxes..............................     (11,506)    (33,902)     30,209
    Accounts payable and accrued liabilities...........      10,633      13,111       3,368
                                                         ----------  ----------  ----------
      Total cash provided by (used in) operating
        activities.....................................      30,300    (130,165)   (253,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and
  equipment............................................       1,131          98          26
Purchase of furniture, fixtures and equipment..........      (7,580)     (8,873)     (5,108)
Purchase of subordinated certificates..................          --          --      (2,596)
Collections on subordinated certificates...............         991       1,465       1,078
                                                         ----------  ----------  ----------
      Total cash used in investing activities..........      (5,458)     (7,310)     (6,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock.............       1,038       3,075     152,079
Payment of dividends on Preferred Stock................          --          --      (1,152)
Proceeds from borrowings under warehouse facilities....   2,429,517   3,157,863   2,159,523
Repayment of borrowings under warehouse facilities.....  (2,460,397) (3,238,123) (2,074,913)
Unsecured subordinated notes, net......................       1,126      (2,917)     40,684
Proceeds from issuance of long-term debt...............          --     373,500          --
Repayments of long-term debt...........................          --    (145,000)         --
Deferred debt issuance cost, net.......................          --      (7,080)        (13)
Reduction of capital lease obligations.................      (2,573)     (2,626)     (1,764)
                                                         ----------  ----------  ----------
      Total cash provided by (used in) financing
        activities.....................................     (31,289)    138,692     274,444
                                                         ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (6,447)      1,217      14,717
Cash and cash equivalents at beginning of period.......      17,274      16,057       1,340
                                                         ----------  ----------  ----------
Cash and cash equivalents at end of period.............  $   10,827  $   17,274  $   16,057
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases........................  $      589  $      265  $    5,569
  Cash paid for:
    Interest...........................................      57,673      41,248      33,448
    Taxes..............................................          --          --          --

                See notes to consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Arcadia Financial Ltd. (the "Company") operates in a single industry, purchases, securitizes and services consumer automobile retail installment loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. The Company does not purchase more than 1.0% of its loans from any one dealer. Since its founding in March 1990, the Company has established 18 regional buying centers in Arizona, Northern and Southern California, Colorado, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New York, North Carolina, Ohio, Tennessee, North, South and West Texas, and Washington. The Company's dealer network includes dealers in 45 states. At December 31, 1998, the Company's only significant geographic concentration in its servicing portfolio was to borrowers in the state of Texas which consisted of approximately 19% of the total servicing portfolio. Management does not believe that the Company has any current material exposures to geographic or dealer concentrations.

    BASIS OF PRESENTATION.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

    Certain reclassifications have been made to the December 31, 1997 and 1996 balances to conform to current period presentation.

    USE OF ESTIMATES.

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

    CASH AND CASH EQUIVALENTS.

    The Company considers all significant investments with an original maturity of three months or less to be cash equivalents.

    DUE FROM SECURITIZATION TRUST.

    Under Arcadia's securitization structures, the Company delivers loans to a securitization trust and subsequently receives cash from the trust for such loans concurrent with the legal closing of the transaction typically six to ten days after delivery. All terms of the transfer of assets to the trust are fixed and determinable at the time of delivery.

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    AUTOMOBILE LOANS HELD FOR SALE.

    Loans are carried at the lower of their principal amount outstanding (amortized cost), including related unearned dealer participations, or fair value. Fair value is estimated based on the characteristics of the loans held for sale and the terms of recent sales of similar loans completed by the Company. Interest on these loans is accrued and credited to interest income based upon the daily principal amount outstanding.

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

    Dealer participations are calculated by amortizing the customer loan at the interest rate charged by the automobile dealer to the automobile purchaser and at the rate offered by the Company to the dealer and recognizing the difference between these two aggregate interest amounts as the dealer participation. This amount is typically paid to the dealer at or near the original purchase date of the loan. Dealer participations are expensed when the related loan is securitized and subsequently is recovered over time as a portion of excess cash flows released from securitization trusts. In the event of a default or prepayment within a time period specified in the dealer agreement, a portion of the dealer participation is generally recoverable from the dealer.

    FINANCE INCOME RECEIVABLE.

    The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" ("SFAS 125") on January 1, 1997. SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities based on the application of a financial components approach which focuses on control of the assets and liabilities that exist after the transfer. SFAS 125 prescribes the methodology for recognition of gain or loss upon the transfer of assets as well as the valuation of finance income receivable. SFAS 125 was effective for transactions occurring after December 31, 1996, and has been be applied prospectively.

    Finance income receivable represents the fair value of the Company's retained interest in the estimated future cash flows of loans sold and is determined by allocating the carrying amount of loans sold between the fair values of such loans and the fair value of the estimated future cash flows to be received by the Company. Estimated future cash flows represent the difference between the weighted average APR of the loans sold and the interest rate on the asset-backed securities issued to investors less dealer participations, contractual servicing fees, costs of securitization, estimated prepayments and an allowance for loan losses. Accrued interest on loans through the date of securitization, which will be returned to the Company through the securitization trust, is also included in finance income receivable. The Company's discount rate utilized in its fair value computation is based on current market conditions and prepayment assumptions are based on historical experience.

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at December 31, 1998.

    Because the cash flows representing finance income receivable can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, this asset is accounted for in a manner similar to an available for sale security as prescribed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. Any unrealized gain or loss is reported, net of applicable income taxes, as accumulated other comprehensive income in shareholders' equity until realized. The fair value of finance income receivable is estimated by calculating the present value of excess cash flows based on when they are expected to be released to the Company using a discount rate commensurate with the risks. Such fair value calculations include estimates of cumulative credit losses and prepayment rates for the remaining term of the loans sold since these factors impact the amount and timing of future excess cash flows. Finance income receivable is reviewed periodically for other than temporary impairment with such impairment, if any, charged to current period earnings through gain on sale. As a result of a change in the Company's accounting policy with respect to valuation of repossessed vehicles, the Company recorded a charge of $98.0 million to gain on sale in March 1997. In June 1998, as a result of changes in estimated future cash flows arising from higher default experience, lower prepayments and the elimination of its retail disposition strategy, the Company recorded a charge to gain on sale of loans of $114.5 million. There were no material adjustments to finance income receivable during 1996.

    A financial guaranty insurance company (the "Insurer") has provided a financial guaranty insurance policy for the benefit of the investors in each securitization. In connection with the issuance of the policies, the Company is required to establish a separate cash account with a trustee for the benefit of the Insurer for each securitization. Monthly cash collections from the pools of receivables in excess of required principal and interest payments on the asset-backed securities and servicing fees and other expenses are added to the restricted cash accounts. When the credit enhancement levels reach specified percentages of the pools of receivables, excess cash flows are distributed to the Company through a wholly-owned subsidiary Arcadia Receivables Finance Corp. ("ARFC"). In the event that monthly cash collections from any pool of receivables are insufficient to make required principal and interest payments to the investors and pay servicing fees and other expenses, any shortfall would be drawn from the restricted cash accounts. There is no recourse to the Company beyond the balance in the restricted spread accounts or the trusts' future cash flows.

    FURNITURE, FIXTURES AND EQUIPMENT.

    Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their useful lives. Capital lease assets are amortized on a straight-line basis over the lesser of their estimated useful lives or their lease terms.

    INTEREST ADVANCES TO SECURITIZATION TRUSTS.

    As servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with the Company's servicing agreements, the Company makes advances only in the event it expects to recover them through the ultimate payments from the obligors on the loans.

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED DEBT ISSUANCE COSTS.

    The Company capitalizes costs incurred related to the issuance of long-term debt. These costs are deferred and amortized on a straight-line basis over the contractual maturity of the related debt and recognized as a component of interest expense.

    SERVICING FEE RECEIVABLE.

    The Company earns a contractual servicing fee for servicing loans sold to investors through securitization. These fees are paid to the Company by the securitization trust on a monthly basis.

    INCOME TAXES.

    The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

    DERIVATIVE FINANCIAL INSTRUMENTS.

    The Company periodically enters into hedging transactions to manage its gross interest rate spread on securitization transactions. The Company sells forward U.S. Treasury rate locks that most closely parallel the average life of the loans expected to be sold. Gains or losses on these arrangements are deferred and recognized as a component of gain on sale at the time the loans are transferred to the securitization trust.

    COMPREHENSIVE INCOME.

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying consolidated financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                             ARCADIA FINANCIAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING DEVELOPMENTS

    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. The new pronouncement, also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company's auto finance business is currently the only segment reportable under SFAS 131.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheets and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. While the new standard will apply to the Company's derivative financial instruments, the Company does not believe that adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

2. ACCOUNTING CHANGE

    Pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition," dated December 1998, and public comments from the Securities and Exchange Commission released on December 8, 1998, during the fourth quarter of 1998 the Company changed its accounting policy with respect to the valuation and accounting for its finance income receivable to the "cash-out" method. As previously discussed in Note 1, finance income receivable represents the Company's retained interest in estimated future cash flows from securitization transactions. Under the "cash-in" method previously used by the Company, (i) the assumed discount period for measuring the present value of future cash flows ended when these cash flows were deposited into the securitization trust accounts and (ii) any initial deposits to spread accounts were recorded at face value. Under the "cash-out" method, the assumed discount period for measuring the present value of future cash flows from the trusts ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis. Prior period financial statements have been restated to reflect this change on a retroactive basis. The effects of the restatement on the consolidated balance sheet at December 31, 1997 and the consolidated statements of

                             ARCADIA FINANCIAL LTD.

2. ACCOUNTING CHANGE (CONTINUED)
operations and comprehensive income and shareholders' equity for the years ended December 31, 1997 and 1996 are as follows:

                                                                1997                  1996
                                                        --------------------  --------------------
                                                        ORIGINALLY    AS      ORIGINALLY    AS
(In millions, except per share data)                    REPORTED   RESTATED   REPORTED   RESTATED
                                                        ---------  ---------  ---------  ---------
Balance Sheet:
  Finance income receivable...........................  $ 622,282    602,454
  Deferred income taxes...............................     18,846     11,506
  Shareholders' equity................................    347,942    335,454
Statement of Operations:
  Revenues............................................  $ 135,413    133,570  $ 213,495    198,687
  Income tax expense (benefit)........................    (25,841)   (26,473)    35,688     30,209
  Net Income (loss)...................................    (57,807)   (59,018)    60,316     50,987

  Basic earnings per share............................  $   (1.49)     (1.53) $    1.91       1.61
  Diluted Earnings per share..........................      (1.49)     (1.53)      1.65       1.40

    Additionally, the Statement of Shareholders' Equity reflects a decrease in consolidated retained earnings of $5.7 million as of December 31, 1995. Restated Unaudited Selected Quarterly Data for the year ended December 31, 1997 and the nine months ended September 30, 1998 are presented in Note 16.

3. AUTOMOBILE LOANS HELD FOR SALE

    The weighted average interest rate on automobile loans held for sale was 14.65% and 15.68% at December 31, 1998 and 1997, respectively. Accrued interest receivable on automobile loans held for sale aggregated $0.4 million and $0.7 million as of December 31, 1998 and 1997, respectively.

4. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable as of December 31:

                                                                                                       (RESTATED)
(Dollars in thousands)                                                                      1998          1997
                                                                                        ------------  ------------
Estimated cash flows on loans sold, net of estimated prepayments (1)..................  $  1,195,466  $  1,009,800
Deferred servicing income.............................................................      (101,996)      (88,282)
Reserve for loan losses...............................................................      (415,401)     (235,599)
                                                                                        ------------  ------------
Undiscounted cash flows on loans sold, net of estimated prepayments...................       678,069       685,919
Discount to present value.............................................................       (90,123)      (83,465)
                                                                                        ------------  ------------
                                                                                        $    587,946  $    602,454
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Reserve for loan losses as a percentage of servicing portfolio........................          8.15%         4.75%

------------------------

(1) Includes restricted cash deposits in securitization spread accounts of $227.7 million and $250.3 million at December 31, 1998 and 1997, respectively.

                             ARCADIA FINANCIAL LTD.

4. FINANCE INCOME RECEIVABLE (CONTINUED)
    The following represents the roll-forward of the finance income receivable balance for the two years ended December 31, 1998:

(Dollars in thousands)
BALANCE AT DECEMBER 31, 1996, AS RESTATED.............................................................  $  481,934
Present value of estimated future cash flows from current period securitizations......................     252,293
Interest earned on spread accounts....................................................................      10,295
Recognition of present value effect of discounted cash flows, as restated.............................      38,907
Unrealized gain on retained assets....................................................................       5,975
Less:
  Excess cash flows released to the Company...........................................................     (88,950)
  Change in estimate of future recovery rates.........................................................     (98,000)
                                                                                                        ----------
BALANCE AT DECEMBER 31, 1997, AS RESTATED.............................................................     602,454
Present value of estimated future cash flows from current period securitizations......................     227,198
Interest earned on spread accounts....................................................................      14,035
Recognition of present value effect of discounted cash flows..........................................      49,672
Unrealized gain on retained assets....................................................................      14,846
Less:
  Spread account recourse reduction amount (1)........................................................     (60,000)
  Excess cash flows released to the Company (2).......................................................    (145,759)
  Change in estimates of charge-offs, recovery rates and prepayments..................................    (114,500)
                                                                                                        ----------
BALANCE AT DECEMBER 31, 1998..........................................................................  $  587,946
                                                                                                        ----------
                                                                                                        ----------

------------------------

(1) During 1998, the Company and its provider of asset-backed securities insurance entered into two separate arrangements whereby the Company was allowed to receive an aggregate $60 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangements, entered into in May and October, respectively, may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. The $60 million will be replenished in the relevant spread accounts by means of a $3 million reduction in the level of monthly cash releases from the spread accounts beginning in May 1999, unless the terms of the arrangements are extended.

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

                             ARCADIA FINANCIAL LTD.

5. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment, as of December 31, consists of the following:

(Dollars in thousands)                                                      1998       1997
                                                                          ---------  ---------
OWNED
Furniture, fixtures and leasehold improvements..........................  $  10,351  $   9,524
Automobiles.............................................................        194        368
Computer equipment......................................................      3,894      1,853
Software................................................................      9,278      4,528
                                                                          ---------  ---------
    Total...............................................................     23,717     16,273
CAPITALIZED LEASES
Furniture and fixtures..................................................      4,376      4,851
Computer equipment......................................................      4,918      5,296
Software................................................................        386        330
                                                                          ---------  ---------
    Total...............................................................      9,680     10,477
                                                                          ---------  ---------
Total furniture, fixtures and equipment.................................     33,397     26,750
Less:
  Accumulated depreciation and amortization.............................    (15,886)    (9,379)
                                                                          ---------  ---------
Furniture, fixtures and equipment, net..................................  $  17,511  $  17,371
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation expense including amortization of assets under capital lease obligations for the years ended December 31, 1998, 1997 and 1996 was $6.9 million, $5.3 million and $3.2 million, respectively.

6. OTHER ASSETS

    Other assets, as of December 31, consists of the following:

(Dollars in thousands)                                                      1998       1997
                                                                          ---------  ---------
Interest advances to securitization trusts..............................  $   5,967  $   6,072
Deferred debt issuance costs............................................     10,110     11,518
Investment in subordinated certificates.................................      1,873      2,864
Servicing fee receivable................................................      4,841      4,389
Prepaid expenses........................................................      1,717      1,078
Repossessed assets......................................................        148      1,181
Other assets............................................................      6,763      5,381
                                                                          ---------  ---------
                                                                          $  31,419  $  32,483
                                                                          ---------  ---------
                                                                          ---------  ---------

7. AMOUNTS DUE UNDER WAREHOUSE FACILITIES

    At December 31, 1998, the Company had three warehouse facilities with an aggregate capacity of $700.0 million in place with various financial institutions and institutional lenders of which $700.0 million was available. Borrowings under these facilities are collateralized by certain loans held for sale. The weighted average interest rate on outstanding borrowings under the warehouse facilities was 5.90% and 5.80% for the years ended December 31, 1998 and 1997, respectively.

                             ARCADIA FINANCIAL LTD.

8. LONG-TERM DEBT

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

    In October 1997, the Company sold to the public an additional $75.0 million aggregate principal amount of Senior Notes having substantially the same terms as those issued in March 1997 (but no additional warrants) and received net proceeds of approximately $71.2 million.

    SUBORDINATED NOTES

    Subordinated notes outstanding as of December 31, are as follows:

(Dollars in thousands)                                                      1998       1997
                                                                          ---------  ---------
Senior subordinated notes, Series 1996-A................................  $  30,000  $  30,000
Junior subordinated notes...............................................     21,898     20,772
                                                                          ---------  ---------
                                                                          $  51,898  $  50,772
                                                                          ---------  ---------
                                                                          ---------  ---------

    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of its 10.125% Subordinated Notes, Series 1996-A due 2001 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable monthly beginning May 15, 1996. The Senior Subordinated Notes could not be redeemed prior to May 15, 1998. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Subordinated Notes, in whole or in part, at 101.5% of the principal amount of Senior Subordinated Notes redeemed, or 100% thereof on or after May 15, 1999, plus accrued interest to and including the redemption date. The Senior Subordinated Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Subordinated Notes).

    In September 1994, the Company completed a shelf registration to issue up to $50.0 million of Junior Subordinated Notes. In August 1998, the Company increased its shelf registration to $100.0 million. The Junior Subordinated Notes are issued in minimum denominations of $1,000 and include extendible notes

                             ARCADIA FINANCIAL LTD.

8. LONG-TERM DEBT (CONTINUED)
having maturities ranging from 90 days to one year from the date of issue and fixed term notes having maturities of one to ten years from date of issue. The Company may adjust interest rates on unsold notes prior to sale and on extendible notes at any roll-over date based on current market conditions. As of December 31, 1998, the weighted average maturity and interest rate of the Junior Subordinated Notes were 15.3 months and 9.69%, respectively.

    Maturities of long-term debt outstanding at December 31, 1998 were:

(Dollars in thousands)
YEAR ENDING
  1999............................................................................  $    9,115
  2000............................................................................       1,906
  2001............................................................................      35,089
  2002............................................................................         697
  2003............................................................................         907
  2004 and thereafter.............................................................     370,841
                                                                                    ----------
    Total.........................................................................  $  418,555
                                                                                    ----------
                                                                                    ----------

9. COMMITMENTS AND CONTINGENCIES

    The Company leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. Additionally, the Company leases its office space under operating leases. Total rent expense on operating leases was $13.4 million, $13.5 million and $4.7 million for the years ended December 31, 1998, 1997, and 1996, respectively.

    Future minimum lease payments required under capital and noncancelable operating leases with terms of one year or more, at December 31, 1998 were:

                                                                            CAPITAL    OPERATING
(Dollars in thousands)                                                      LEASES      LEASES
                                                                           ---------  -----------
YEAR ENDING
  1999...................................................................  $   1,578   $  12,581
  2000...................................................................      1,329       8,494
  2001...................................................................        876       6,639
  2002...................................................................         83       3,159
  2003...................................................................         11       1,401
  2004 and thereafter....................................................         --         781
                                                                           ---------  -----------
    Total................................................................      3,877   $  33,055
                                                                                      -----------
                                                                                      -----------
Less amounts representing interest.......................................       (493)
                                                                           ---------
Present value of net minimum lease payments..............................  $   3,384
                                                                           ---------
                                                                           ---------

    Under the terms of sales of automobile loans completed through securitization transactions, the Company may be obligated to repurchase certain automobile loans due to failure of the assets to meet specifically defined criteria. The Company may substitute other assets for those repurchased because of

                             ARCADIA FINANCIAL LTD.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) failure to meet the specifically defined criteria. The Company's potential obligation for defaulted automobile loans, if realized, is expected to be satisfied through the use of cash collateral accounts included in the securitization transactions. The Company may not substitute other assets for defaulted automobile loans.

10. SHAREHOLDERS' EQUITY

    The Company's authorized capital stock is 100,000,000 shares. The Company had reserved but unissued shares of authorized Common Stock at December 31, 1998, as follows:

Warrants.........................................................  2,103,214
Employee stock purchase plan.....................................    639,283
Stock options....................................................  6,989,102
                                                                   ---------
                                                                   9,731,599
                                                                   ---------
                                                                   ---------

    COMMON STOCK

    In March 1997, in connection with the issuance of $300.0 million of Senior Notes, the Company issued warrants to purchase an aggregate of 2,052,000 shares of the Company's Common Stock. The warrants were detached and began trading separately from the Senior Notes in October 1997. In April 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares. In April 1995, the Company completed a secondary public offering of 9,849,900 shares of its Common Stock at $10.00 per share including an over-allotment option of 1,284,900 shares and 65,000 shares pursuant to the exercise of warrants. Additionally, pursuant to demand registration rights of certain warrants issued by the Company between 1992 and 1994 in connection with its issuance of 11.75% Senior Secured and 9.875% Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995, covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. During 1996, 1997 and 1998, 754,520 shares, 1,421,539 shares and 786 shares of Common
Stock, respectively, had been issued in connection with the exercise of warrants for aggregate proceeds of $3.1 million, $5.9 million and $8,649, respectively. As of December 31, 1998, the Company had remaining warrants outstanding for the purchase of 2,103,214 shares of Common Stock at exercise prices ranging from $4.75 to $11.00 per share.

    SHAREHOLDER RIGHTS PLAN

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held on November 22, 1996. The Rights expire on October 28, 2006. Each Right generally will entitle shareholders, in certain circumstances, to buy one-thousandth of a newly issued share of Class A Preferred Stock of the Company at an exercise price of $90.00 per share. In January 1998, the Company amended its Shareholder Rights Plan to increase the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. The Shareholders Rights Plan was further amended in November 1998 to increase the percentage of the Company's outstanding Common Stock which a person or group must beneficially own to be deemed an Acquiring Person from 18% or more up to 20% or more. Under the amended Shareholder Rights Plan, if any person becomes an Acquiring Person, then each Right not

                             ARCADIA FINANCIAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)
owned by a 20% or more shareholder or certain related parties will generally entitle its holders to purchase, at the Right's then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right's exercise price. In addition, if, after any person has become an Acquiring Person the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock of such other person having a value twice the Right's exercise price. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become an Acquiring Person under the Plan.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS

    RESTRICTED STOCK ELECTION PLANS

    In July 1994 and December 1995, the Board of Directors of the Company adopted two separate Restricted Stock Election Plans (the "1994 Stock Election Plan" and the "1995 Stock Election Plan," respectively). The purpose of the Restricted Stock Election Plans is to reward management performance and to build each participant's equity interest in the stock of the Company by providing long-term incentives and rewards to officers and other key management employees of the Company and its subsidiaries. The Restricted Stock Election Plans allow certain employees of the Company to receive all or a portion of certain bonuses they are entitled to receive from the Company through the year 2000 in the form of shares of the Company's Common Stock. The Restricted Stock Election Plans authorize the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. In January 1998, the Company's Compensation Committee approved the forfeiture, cancellation and reissuance of all then outstanding restricted shares under the 1995 Stock Election Plan as well as the concurrent grant of 153,923 additional restricted shares to certain plan participants. At such time the Compensation Committee also amended the 1994 Stock Election Plan to permit the accelerated vesting during the years 1998, 1999 and 2000 of restricted shares granted under such plan. In November, 1998, the Compensation Committee approved the forfeiture, cancellation and reissuance of all then outstanding restricted shares under the 1994 Stock Election Plan and the 1995 Stock Election Plan as well as the restructuring of grants to participants in those plans. The Board of Directors of the Company approved amendments to the 1994 Stock Election Plan and the 1995 Stock Election Plan to permit the actions taken by the Compensation Committee in January and November of 1998.

    A total of 800,000 shares of Common Stock are set aside for awards under the 1994 Stock Election Plan, of which, 508,623 shares have been granted and are outstanding under the plan, with 61,434 shares remaining subject to restriction at December 31, 1998. A total of 600,000 shares are set aside for awards under the 1995 Stock Election Plan, all of which, have been granted and remain outstanding. At December 31, 1998, the Company had committed to the granting of 2,732 additional shares under the 1995 Stock Election Plan, subject to shareholders' approval. At December 31, 1998, all shares under the 1995 Stock Election Plan remain subject to restrictions.

    In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company recorded deferred compensation as a reduction to shareholders' equity for the portion of the

                             ARCADIA FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED) restricted stock award not yet earned. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period. In connection with the 1994 and 1995 Stock Election Plans, the Company recognized $0.7 million, $1.0 million and $1.0 million of compensation expense for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    The exercise price is determined to be 85% of the lower of the Company's Common Stock on January 1, or on each exercise date. The Plan was amended in May 1998 to increase the number of shares of Common Stock available for issuance to 1,000,000 shares. As of December 31, 1998, an aggregate 360,717 shares of Common Stock have been issued to the Company's employees under the Plan. The Plan is noncompensatory and results in no expense to the Company.

    DIRECTOR OPTION PLAN

    The 1992 Director Stock Option Plan (the "DSOP") provides for the automatic grant of options to purchase the Company's Common Stock to outside directors. Pursuant to amendments to the DSOP adopted January 28, 1998, on that date (i) each outside director received an option to purchase 25,000 shares; and (ii) the options granted to such outside directors in 1997 for 15,000 shares were cancelled on a prorata basis to reflect the change in the annual grant dates from the anniversary of the outside director's receipt of his or her initial grant to January 28(th) of each year. Pursuant to the DSOP as amended January 1998, each outside director will receive an option to purchase 25,000 shares on January 28(th) of each year he or she serves as an outside director up to a maximum of 250,000 shares to be issued to an outside director upon exercise of options granted under the DSOP. In January 1999, the DSOP was amended to provide that commencing in 1999 and continuing each year thereafter, the Compensation Committee of the Board of Directors will determine the number of option shares to be granted to each outside director for such year. During 1997, each outside director received options to purchase 25,000 shares in two separate grants (10,000 on January 2, 1997 and 15,000 on the anniversary date of the first grant under the plan to the director). The maximum aggregate number of shares of the Company's Common Stock which may be issued pursuant to the DSOP is 840,000. As of December 31, 1998, there were 330,125 options issued to outside directors under the DSOP that remained outstanding at exercise prices ranging from $5.13 to $21.50. At December 31, 1998, 1997 and 1996 there were 229,225 options, 160,000 options and 175,000 options, respectively, exercisable under the DSOP.

    STOCK OPTION PLANS

    The Company has a Stock Option Plan (as amended, the "1990 Plan") which provides for the granting of incentive and nonqualified options to designated employees and non-employees, including consultants of the Company, to purchase up to a maximum of 5,000,000 shares of the Company's Common Stock. The

                             ARCADIA FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)
1990 Plan is administered by the Compensation Committee of the Board of Directors and has the authority and discretion to determine the employees, officers, directors and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option (not to be less than fair market value for incentive options). Options may not be granted under the 1990 Plan after January 17, 2001. The term of each option, which is fixed by the Compensation Committee, generally may not exceed ten years from the date the option is granted. On January 28, 1998, the Compensation Committee approved the cancellation and reissuance of options for 858,594 shares at an exercise price of $7.20 per share with a prorata three year vesting schedule. None of the canceled and reissued options were granted to the Company's Chief Executive Officer, Vice Chairman, or Executive Vice Presidents. The 1990 Plan is noncompensatory and results in no expense to the Company. At December 31, 1998, 1997 and 1996, there were 1,016,578 options, 1,138,724 options and 702,450 options, respectively, exercisable under the 1990 Plan.

    A summary of stock option activity under the 1990 Plan is as follows:

                                                                                 OUTSTANDING OPTIONS
                                                                     --------------------------------------------
                                                                                                     PRICE PER
                                                                     RESERVED SHARES    NUMBER         SHARE
                                                                     ---------------  -----------  --------------
BALANCE, DECEMBER 31, 1995.........................................      2,000,000      1,290,971   $0.48-$16.19
Granted............................................................             --        520,000    14.06-20.75
Exercised..........................................................             --       (116,749)     0.48-7.63
Canceled...........................................................             --             --             --
                                                                     ---------------  -----------  --------------
BALANCE, DECEMBER 31, 1996.........................................      2,000,000      1,694,222     0.48-20.75
Authorized.........................................................      3,000,000             --             --
Granted............................................................             --        564,594     8.94-14.88
Exercised..........................................................             --        (72,106)     0.48-7.63
Canceled...........................................................             --       (112,879)    7.63-16.19
                                                                     ---------------  -----------  --------------
BALANCE, DECEMBER 31, 1997.........................................      5,000,000      2,073,831     0.48-20.75
Granted............................................................             --      1,959,094      5.50-9.31
Exercised..........................................................             --       (133,537)     0.48-5.75
Canceled...........................................................             --     (1,057,260)    6.00-20.75
                                                                     ---------------  -----------  --------------
BALANCE, DECEMBER 31, 1998.........................................      5,000,000      2,842,128   $3.00-$16.19
                                                                     ---------------  -----------  --------------
                                                                     ---------------  -----------  --------------

    In addition to stock option activity under the 1990 Plan, in 1998, 1997 and 1996, the Company granted to a director options to purchase a total of 100,000 shares, 70,160 shares and 325,000 shares, respectively, of the Company's Common Stock under separate Non-statutory Stock Option Agreements. These options were granted in connection with such director's appointment as Chairman of the Executive Committee of the Board of Directors while the Company searched for a new chief executive officer in 1996 and in consideration for certain consulting arrangements entered into between the Company and the director and have exercise prices ranging from $5.13 to $17.38. Including agreements entered into prior to 1996 for 140,000 stock options, in aggregate, there were 635,160 options, 535,160 options, and 240,000 options, exercisable under such Non-statutory Stock Option Agreements at December 31, 1998, 1997 and 1996, respectively.

                             ARCADIA FINANCIAL LTD.

11. EMPLOYEE BENEFITS AND STOCK INCENTIVE PLANS (CONTINUED)

    Also in 1997, the Company granted the option to purchase 1,200,000 shares of the Company's Common Stock under a separately adopted stock option plan in connection with an employment agreement with its Chief Executive Officer. The options are exercisable at $14.88 per share, ratably over a three year period beginning in 1998.

    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB
25. Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, is presented below. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997, and 1996, respectively: weighted-average risk-free interest rate of 4.6%, 5.6%, and 6.7%, volatility factor of the expected market price of the Company's Common Stock of 89%, 71% and 68%, and option lives up to ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

                                                                         (RESTATED)  (RESTATED)
(Dollars in thousands, expect per share data)                   1998        1997        1996
                                                             ----------  ----------  -----------
Pro forma net income (loss)................................  $  (91,897) $  (67,503)  $  46,047
Pro forma earnings (loss) per share:
  Basic....................................................  $    (2.35) $    (1.74)  $    1.49
  Diluted..................................................  $    (2.35) $    (1.74)  $    1.29

    The weighted average fair value of options granted during 1998, 1997 and 1996 was $7.98, $8.75 and $13.53, respectively.

    CASH SURRENDER VALUE OF LIFE INSURANCE

    In October 1995, the Company entered into split-dollar insurance agreements with certain employees of the Company. Under the terms of the agreements, the Company may pay the annual premium due on life insurance policies owned by the employee that build cash surrender value while also providing life insurance benefits for the employee. The Company is entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever is lower, if the agreement or the policy is terminated. In the event of death of the insured, the Company will be entitled to a refund of all previously paid premiums. These policies had cash surrender values of $442,000 and $759,000 at December 31, 1998 and 1997, respectively. Beginning in 1997, the Company began to utilize the cash surrender value from the related life insurance policies to fund the premiums due on the policies.

                             ARCADIA FINANCIAL LTD.

12. INCOME TAXES

    The components of income tax expense (benefit) for the three years ended December 31, 1998 consist of the following:

                                                                         (RESTATED)  (RESTATED)
(Dollars in thousands)                                          1998        1997        1996
                                                              ---------  ----------  -----------
Provision for deferred taxes:
  Federal...................................................  $  (5,914) $  (22,502)  $  25,678
  State.....................................................     (3,321)     (3,971)      4,531
                                                              ---------  ----------  -----------
    Provision for income taxes..............................     (9,235)    (26,473)     30,209
  Tax effect of extraordinary items.........................         --      (9,700)         --
                                                              ---------  ----------  -----------
    Applicable income tax expense (benefit), after
      extraordinary items...................................  $  (9,235) $  (36,173)  $  30,209
                                                              ---------  ----------  -----------
                                                              ---------  ----------  -----------

    The reconciliation between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% for the three years ended December 31, 1998 is as follows:

                                                                             (RESTATED)    (RESTATED)
(Dollars in thousands)                                           1998           1997          1996
                                                              -----------   ------------   ----------
Federal tax at statutory rate...............................  $   (32,367)   $   (24,382)   $28,419
State income tax, net of federal benefit....................       (3,115)        (2,281)     3,418
Change in valuation allowance...............................       26,124             --         --
Other.......................................................          123            190     (1,628)
                                                              -----------   ------------   ----------
  Provision for income taxes................................       (9,235)       (26,473)    30,209
Tax effect of extraordinary items...........................           --         (9,700)        --
                                                              -----------   ------------   ----------
  Applicable income taxes, after extraordinary items........  $    (9,235)   $   (36,173)   $30,209
                                                              -----------   ------------   ----------
                                                              -----------   ------------   ----------
  Effective income tax rate.................................        (10.0)%        (38.0)%     37.2%

    Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax-effected temporary differences and carryforwards which

                             ARCADIA FINANCIAL LTD.

12. INCOME TAXES (CONTINUED)
comprise the significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                                                                         (RESTATED)
(Dollars in thousands)                                                                          1998        1997
                                                                                              ---------  ----------
Deferred Tax Assets:
  Securitization expenses...................................................................  $   8,070  $    7,168
  Other.....................................................................................      5,188       2,347
  Net operating loss carryforwards (expiring 2008-2018).....................................     86,517      61,793
                                                                                              ---------  ----------
    Gross deferred tax assets...............................................................     99,775      71,308
  Less valuation allowance..................................................................    (26,124)         --
    Net deferred tax asset..................................................................     73,651      71,308
Deferred Tax Liabilities:
  Gain on securitizations...................................................................    (72,137)    (78,379)
  Unrealized gain on finance income receivable..............................................         --      (2,271)
  Other.....................................................................................     (1,514)     (2,164)
                                                                                              ---------  ----------
    Gross deferred tax liabilities..........................................................    (73,651)    (82,814)
                                                                                              ---------  ----------
    Net deferred tax liability..............................................................  $      --  $  (11,506)
                                                                                              ---------  ----------
                                                                                              ---------  ----------

    At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $227.7 million which are available to offset future federal taxable income and expire no earlier than 2008. Due to the uncertainty of the realization of the net operating loss carryforward, the Company established a valuation allowance against the carryforward benefit in the amount of $26.1 million. The timing of the realization of the benefits related to a portion of the income tax net operating loss carryforwards is limited on an annual basis under Section 382 of the Internal Revenue Code.

13. DERIVATIVE ACTIVITIES AND OFF-BALANCE SHEET RISK

    During the three years ended December 31, 1998, the Company entered into several hedging transactions to manage its gross interest rate spread on loans held for sale. The Company agreed to sell forward U.S. Treasuries and forward U.S. Treasury rate locks that most closely parallel the average life of its anticipated securitization transactions. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. As of December 31, 1998 and 1997, the Company had entered into the following agreements to sell forward two year U.S. Treasuries:

(Dollars in thousands)                                                     1998        1997
                                                                        ----------  ----------
Notional amount outstanding...........................................  $       --  $  800,000
Unrealized gains (losses) on outstanding hedging transactions.........  $       --  $   (6,071)

    Net realized hedging gains (losses) during the three year period ended December 31 1998 were:

(Dollars in thousands)                                              1998       1997       1996
                                                                 ----------  ---------  ---------
Realized gains (losses)........................................  $  (21,559) $  (8,709) $    (349)

                             ARCADIA FINANCIAL LTD.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. Fair value estimates under SFAS 107 are determined as of a specific point in time utilizing various assumptions and estimates.

    The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of December 31, 1998 and 1997 are set forth below:

                                                                             (RESTATED)
                                                        1998                    1997
                                               ----------------------  ----------------------
                                                CARRYING                CARRYING
(Dollars in thousands)                           VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                               ----------  ----------  ----------  ----------
Financial assets:
  Cash and cash equivalents..................  $   10,827  $   10,827  $   17,274  $   17,274
  Due from securitization trust..............      62,081      62,081     107,207     107,207
  Auto loans held for sale...................      17,899      17,899      49,133      49,133
  Finance income receivable..................     587,946     587,946     602,454     602,454
Financial liabilities:
  Amounts due under warehouse facilities.....          --          --      30,880      30,880
  Senior notes...............................     366,657     273,750     365,640     372,113
  Senior subordinated notes..................      30,000      22,500      30,000      28,800
  Junior subordinated notes..................      21,898      21,898      20,772      20,772

    CASH AND CASH EQUIVALENTS, DUE FROM SECURITIZATION TRUST, AMOUNTS DUE UNDER WAREHOUSE FACILITIES AND JUNIOR SUBORDINATED NOTES. Due to the nature of these accounts, carrying value approximates fair value.

    FINANCE INCOME RECEIVABLE. The fair value is determined in accordance with SFAS 125.

    SENIOR NOTES AND SENIOR SUBORDINATED NOTES. The fair value is determined using available market quotes.

                             ARCADIA FINANCIAL LTD.

15. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      (RESTATED)     (RESTATED)
(Dollars in thousands, except per share amounts)                          1998           1997           1996
                                                                      -------------  -------------  -------------
Numerator:
  Net income (loss) before extraordinary items......................  $     (83,241) $     (43,190) $      50,987
  Preferred dividends...............................................             --             --         (1,153)
                                                                      -------------  -------------  -------------
  Numerator for basic earnings per share--income (loss) before
    extraordinary items available to common stockholders............        (83,241)       (43,190)        49,834
  Effect of dilutive securities:
    Preferred Stock Dividends.......................................             --             --          1,153
                                                                      -------------  -------------  -------------
  Numerator for diluted earnings per share--income (loss) before extraordinary items available to common shareholders after
    assumed conversions.............................................  $     (83,241) $     (43,190) $      50,987
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Denominator:
  Denominator for basic earnings per share--weighted average
    shares..........................................................     39,071,412     38,700,346     30,897,426
  Effect of dilutive securities:
    Options and Warrants (1)........................................             --             --      2,484,195
    Convertible Exchangeable Preferred Stock........................             --             --      3,068,374
                                                                      -------------  -------------  -------------
  Dilutive potential common shares..................................             --             --      5,552,569
                                                                      -------------  -------------  -------------
    Denominator for diluted earnings per share--adjusted weighted
      average shares and assumed conversions........................     39,071,412     38,700,346     36,449,995
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Basic earnings (loss) per share before extraordinary items........  $       (2.13) $       (1.12) $        1.61
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted earnings (loss) per share before
    Extraordinary items.............................................  $       (2.13) $       (1.12) $        1.40
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

------------------------

(1) At December 31, 1998 and 1997, there were options and warrants outstanding to purchase an aggregate 7.1 million and 6.2 million common shares, respectively. All of these potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

16. UNAUDITED SELECTED QUARTERLY DATA

    FOURTH QUARTER RESULTS OF OPERATIONS

    The Company purchased $466.5 million of automobile loans in the fourth quarter of 1998 compared to $582.1 million for the same period in 1997, and securitized $483.6 million in 1998 compared to $587.8 million in 1997. Net income in the fourth quarter of 1998 was $5.0 million compared to $4.7 million in 1997. During the fourth quarter of 1998, the Company changed its accounting policy with respect to the valuation and accounting for its finance income receivable to the "cash-out" method and, accordingly, has restated the following quarterly financial statements (see Note 2 for additional discussion).

                             ARCADIA FINANCIAL LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. UNAUDITED SELECTED QUARTERLY DATA (CONTINUED)

                                                                                QUARTER ENDED
                                                ------------------------------------------------------------------------------
                                                               (RESTATED)    (RESTATED) (RESTATED)  (RESTATED)    (RESTATED)
(Dollars in thousands except per share          DECEMBER 31,  SEPTEMBER 30,  JUNE 30,   MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
  amounts)                                          1998          1998         1998       1998         1997          1997
                                                ------------  -------------  ---------  ---------  ------------  -------------
REVENUES:
Net interest margin...........................   $   18,274    $    22,675   $  20,971  $  19,947   $   20,311    $    21,179
Gain on sale of auto loans....................       21,132         20,667     (87,298)    27,000       21,310         23,954
Service fee income............................       21,929         21,236      20,184     19,666       20,335         17,748
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Total revenues..............................       61,335         64,578     (46,143)    66,613       61,956         62,881
EXPENSES:
Salaries and benefits.........................       16,171         15,658      15,773     17,347       15,933         16,230
General and administrative and other operating
  expenses....................................       27,138         27,695      38,918     28,487       25,815         24,471
Long-term debt and other interest expense.....       13,053         12,926      12,908     12,785       12,574         10,400
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Total expenses..............................       56,362         56,279      67,599     58,619       54,322         51,101
                                                ------------  -------------  ---------  ---------  ------------  -------------
Operating income (loss) before income tax and
  extraordinary item..........................        4,973          8,299    (113,742)     7,994        7,634         11,780
Income tax provision (benefit)................           --             --     (12,273)     3,038        2,901          4,476
                                                ------------  -------------  ---------  ---------  ------------  -------------
Income (loss) before extraordinary item.......        4,973          8,299    (101,469)     4,956        4,733          7,304
Extraordinary item, net of tax................           --             --          --         --           --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss)...........................   $    4,973    $     8,299   $(101,469) $   4,956   $    4,733    $     7,304
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
BASIC EARNINGS PER SHARE:
Income (loss) per share before extraordinary
  item........................................   $     0.13    $      0.21   $   (2.60) $    0.13   $     0.12    $      0.19
Extraordinary item per share..................           --             --          --         --           --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss) per share.................   $     0.13    $      0.21   $   (2.60) $    0.13   $     0.12    $      0.19
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
DILUTED EARNINGS PER SHARE:
Income (loss) per share before extraordinary
  item........................................   $     0.13    $      0.21   $   (2.60) $    0.13   $     0.12    $      0.19
Extraordinary item per share..................           --             --          --         --           --             --
                                                ------------  -------------  ---------  ---------  ------------  -------------
  Net income (loss) per share.................   $     0.13    $      0.21   $   (2.60) $    0.13   $     0.12    $      0.19
                                                ------------  -------------  ---------  ---------  ------------  -------------
                                                ------------  -------------  ---------  ---------  ------------  -------------
Weighted average shares outstanding:
  Basic.......................................   39,156,888     39,142,050   38,966,697 38,988,885  38,806,897     38,740,078
  Diluted.....................................   39,183,495     39,279,813   38,966,697 39,360,968  39,242,445     39,231,962


                                                (RESTATED) (RESTATED)
(Dollars in thousands except per share          JUNE 30,   MARCH 31,
  amounts)                                        1997       1997
                                                ---------  ---------
REVENUES:
Net interest margin...........................  $  20,821  $  18,058
Gain on sale of auto loans....................     21,672    (81,831)
Service fee income............................     16,061     13,952
                                                ---------  ---------
  Total revenues..............................     58,554    (49,821)
EXPENSES:
Salaries and benefits.........................     15,115     14,478
General and administrative and other operating
  expenses....................................     23,810     26,165
Long-term debt and other interest expense.....     10,651      7,591
                                                ---------  ---------
  Total expenses..............................     49,576     48,234
                                                ---------  ---------
Operating income (loss) before income tax and
  extraordinary item..........................      8,978    (98,055)
Income tax provision (benefit)................      3,412    (37,262)
                                                ---------  ---------
Income (loss) before extraordinary item.......      5,566    (60,793)
Extraordinary item, net of tax................         --    (15,828)
                                                ---------  ---------
  Net income (loss)...........................  $   5,566  $ (76,621)
                                                ---------  ---------
                                                ---------  ---------
BASIC EARNINGS PER SHARE:
Income (loss) per share before extraordinary
  item........................................  $    0.14  $   (1.59)
Extraordinary item per share..................         --      (0.41)
                                                ---------  ---------
  Net income (loss) per share.................  $    0.14  $   (2.00)
                                                ---------  ---------
                                                ---------  ---------
DILUTED EARNINGS PER SHARE:
Income (loss) per share before extraordinary
  item........................................  $    0.14  $   (1.59)
Extraordinary item per share..................         --      (0.41)
                                                ---------  ---------
  Net income (loss) per share.................  $    0.14  $   (2.00)
                                                ---------  ---------
                                                ---------  ---------
Weighted average shares outstanding:
  Basic.......................................  38,702,011 38,358,743
  Diluted.....................................  39,182,748 38,358,743

                             ARCADIA FINANCIAL LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. UNAUDITED SELECTED QUARTERLY DATA (CONTINUED)

                                                                 (RESTATED)    (RESTATED)   (RESTATED)    (RESTATED)
                                                 DECEMBER 31,   SEPTEMBER 30,   JUNE 30,     MARCH 31,   DECEMBER 31,
(Dollars in thousands)                               1998           1998          1998         1998          1997
                                                 -------------  -------------  -----------  -----------  -------------
ASSETS
Cash and cash equivalents......................    $  10,827      $   6,328     $   8,160    $   6,387     $  17,274
Due from securitization trust..................       62,081         98,384       133,551      122,223       107,207
Auto loans held for sale.......................       17,899         20,045        15,480       20,582        49,133
Finance income receivable......................      587,946        592,951       554,629      655,338       602,454
Other assets...................................       48,930         47,468        46,981       48,514        49,854
                                                 -------------  -------------  -----------  -----------  -------------
  Total assets.................................    $ 727,683      $ 765,176     $ 758,801    $ 853,044     $ 825,922
                                                 -------------  -------------  -----------  -----------  -------------
                                                 -------------  -------------  -----------  -----------  -------------
LIABILITIES & EQUITY
Amounts due under warehouse facilities.........    $      --      $  57,843     $  53,962    $  53,919     $  30,880
Senior notes...................................      366,657        366,403       366,149      365,894       365,640
Subordinated notes.............................       51,898         48,902        49,681       49,845        50,772
Capital lease obligations......................        3,384          3,735         4,366        4,982         5,368
Deferred income taxes..........................           --             --            --       15,313        11,506
Accounts payable and accrued liabilities.......       36,935         25,718        39,368       20,437        26,302
Shareholders' equity...........................      268,809        262,575       245,275      342,654       335,454
                                                 -------------  -------------  -----------  -----------  -------------
  Total liabilities and equity.................    $ 727,683      $ 765,176     $ 758,801    $ 853,044     $ 825,922
                                                 -------------  -------------  -----------  -----------  -------------
                                                 -------------  -------------  -----------  -----------  -------------

                                                  (RESTATED)    (RESTATED)   (RESTATED)
                                                 SEPTEMBER 30,   JUNE 30,     MARCH 31,
(Dollars in thousands)                               1997          1997         1997
                                                 -------------  -----------  -----------
ASSETS
Cash and cash equivalents......................    $  17,720     $  28,135    $  23,596
Due from securitization trust..................      149,430       168,211      157,694
Auto loans held for sale.......................       55,630        47,472       40,037
Finance income receivable......................      560,647       505,763      439,998
Other assets...................................       46,167        48,569       50,723
                                                 -------------  -----------  -----------
  Total assets.................................    $ 829,594     $ 798,150    $ 712,048
                                                 -------------  -----------  -----------
                                                 -------------  -----------  -----------
LIABILITIES & EQUITY
Amounts due under warehouse facilities.........    $ 126,263     $  97,722    $  30,927
Senior notes...................................      291,886       291,671      291,457
Subordinated notes.............................       51,294        51,742       52,804
Capital lease obligations......................        5,942         6,583        7,218
Deferred income taxes..........................        7,977         2,526       (1,776)
Accounts payable and accrued liabilities.......       16,495        27,986       18,940
Shareholders' equity...........................      329,737       319,920      312,478
                                                 -------------  -----------  -----------
  Total liabilities and equity.................    $ 829,594     $ 798,150    $ 712,048
                                                 -------------  -----------  -----------
                                                 -------------  -----------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 3, 1999, the Company filed a Current Report on Form 8-K, reporting that on March 1, 1999, the company dismissed Ernst & Young LLP ("Ernst & Young") as the Company's independent auditors effective immediately following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999. The decision to dismiss Ernst & Young was approved by the Audit Committee of the Board of Directors of the Company.

    Ernst & Young's reports on the Company's consolidated balance sheets as of December 31, 1998 and 1997 and related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years ended December 31, 1998 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During these fiscal years and all subsequent periods preceding the decision to dismiss Ernst & Young, there have been no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make a reference to the subject matter of the disagreements in connection with any of its reports.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1999 (the "1999 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers" on page 13 and to the information set forth under the caption "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

    (1) Financial Statements of Arcadia Financial Ltd.:

       Report of Independent Auditors

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

       Financial statement schedules have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

    (3) Exhibits

     3.1 Restated Articles of Incorporation of the Registrant, as amended (filed herewith).

     3.2   Restated Bylaws of the Registrant, as amended (incorporated by reference to
             Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

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

     4.3   Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Right
             Agreement, dated as of November 1, 1996 between the Registrant and Norwest
             Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
             dated September 30, 1998 and filed October 8, 1998).

     4.4   First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota,
             National Association, as Trustee, relating to the Registrant's Unsecured
             Extendible Notes and Fixed-Term Notes, including forms of Notes
             (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective
             Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form
             S-1, File No. 33-81512).

     4.5   Instrument of Resignation, Appointment and Acceptance, dated as of August
             13, 1998, among the Registrant, Norwest Bank Minnesota, National
             Association, as Resigning Trustee, and Marine Midland Bank, as Successor
             Trust, relating to the Registrant's Unsecured Extendible Notes and Fixed
             Term Notes (incorporated by reference to Exhibit 4.2 to the Registrant's
             Registration Statement on Form S-3, File No. 333-60531).

     4.6   First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and
             Restatement dated as of April 28, 1995 and as further amended by that
             Instrument of Resignation, Appointment and Acceptance dated as of August
             13, 1998, between the Registrant and Marine Midland Bank, as Trustee relating to the Registrant's Unsecured Extendible Notes and Fixed Term
             Notes (incorporated by reference to Exhibit 4.3 to the Registrant's
             Registration Statement on Form S-3, File No. 333-60531).

     4.7   Indenture dated as of March 15, 1996, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee, relating to the
             Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

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

     4.9   Indenture dated as of March 12, 1997, between the Registrant and Norwest
             Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
             dated March 12, 1997 and filed March 18, 1997).

     4.10  First Supplemental Indenture, dated as of March 12, 1997 between the
             Registrant and Norwest Bank Minnesota, National Association, as Trustee
             (incorporated by reference to Exhibit 4.2 to the Registrant's Current
             Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.11  Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank Minnesota, National Association, as Warrant Agent
             (incorporated by reference to Exhibit 4.3 to the Registrant's Current
             Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.12  Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's
             Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.13  Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to
             Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 12,
             1997 and filed March 18, 1997).

     4.14  Form of Initial Warrant Certificate (incorporated by reference to Exhibit
             4.6 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.15  Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, including Form of Notes
             (incorporated by reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K dated October 8, 1997 and filed October 15, 1997).

    10.1   Amendment No. 4 dated as of May 30, 1997 to Sale and Servicing Agreement dated as of December 28, 1995 among Olympic Automobile Receivables
             Warehouse Trust ("OARWT") as Issuer, Olympic Receivables Finance Corp. II
             ("ORFC II") as Seller, the Registrant in its individual capacity and as
             Servicer and Norwest Bank Minnesota National Association as Back-up
             Servicer (incorporated by reference to Exhibit 10.5 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.2   Second Amendment and Consent dated as of May 30, 1997 relating to Note
             Purchase Agreement and among OARWT as Seller, the Registrant as Servicer and in its individual capacity, Delaware Funding Corporation ("DFC") as
             Purchaser, and Morgan Guaranty Trust Company of New York, as
             Administrative Agent for the benefit of the DFC owners (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1997).

    10.3   Acknowledgment of Reduction of Purchase Commitment and Consent dated June
             30, 1997 relating to Note Purchase Agreement and among OARWT as Seller, the Registrant, as Servicer and in its individual capacity, DFC as
             Purchaser, and Morgan Guaranty Trust Company of New York, as
             Administrative Agent for the benefit of the DFC owners (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1997).

    10.4   Third Amendment and Consent dated as of May 30, 1997 relating to Certificate
             Purchase Agreement among OARWT as Seller, the Registrant as Servicer and in its capacity, the parties signatory thereto as Purchasers, and Morgan
             Guaranty Trust Company of New York, as Agent for the Purchasers
             (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.5   Acknowledgment of Reduction of Purchase Commitments dated June 30, 1997 relating to Certificate Purchase Agreement among OARWT as Seller, the
             Registrant as Servicer and in its individual capacity, the parties signatory hereto as Purchasers, and Morgan Guaranty Trust Company of New
             York, as Agent for the Purchasers (incorporated by reference to Exhibit
             10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.6   Fourth Amendment and Consent dated as of May 30, 1997 relating to the Asset
             Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty
             Trust Company of New York, as Administrative Agent, and the APA Purchasers
             who have executed a signature page to the Agreement or executed an
             Assignment of Purchase Commitment (incorporated by reference to Exhibit
             10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.7   Fifth Amendment and Consent dated as of June 30, 1997 relating to the Asset
             Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty
             Trust Company of New York, as Administrative Agent, and the APA Purchasers
             who have executed a signature page to the Agreement or executed an
             Assignment of Purchase Commitment (incorporated by reference to Exhibit
             10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.8   Amended and Restated Trust Agreement, dated as of July 31, 1997, between
             Arcadia Receivables Finance Corp. II ("ARFC II") and Wilmington Trust
             Company (incorporated by reference to Exhibit 10.5 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.9   Amended and Restated Indenture, dated as of July 31, 1997, between OARWT and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated October
             1, 1997, filed October 1, 1997).

    10.10  Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between ARFC II and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K
             dated October 1, 1997, filed October 1, 1997).

    10.11  Amended and Restated Sale and Servicing Agreement, dated as of July 31,
             1997, among OARWT, the Registrant and Norwest Bank Minnesota, National
             Association (incorporated by reference to Exhibit 10.8 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.12  Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among OARWT, the Registrant, DFC and Morgan Guaranty Trust Company of New
             York (incorporated by reference to Exhibit 10.10 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.13  Amended and Restated Certificate Purchase Agreement, dated as of July 31,
             1997, among OARWT, the Registrant, each Purchaser (as defined) and Morgan
             Guaranty Trust Company of New York (incorporated by reference to Exhibit
             10.11 to the Registrant's Current Report on Form 8-K dated October 1,
             1997, filed October 1, 1997).

    10.14  Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty
             Trust Company of New York and certain parties listed therein (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form
             8-K dated October 1, 1997, filed October 1, 1997).

    10.15  Amended and Restated Custodian Agreement, dated as of July 31, 1997, among the Registrant, Norwest Bank Minnesota, National Association, and OARWT
             (incorporated by reference to Exhibit 10.9 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.16  First Amendment, dated as of August 1, 1997 to the Insurance and Indemnity
             Agreement, dated as of December 3, 1996, among Financial Security
             Assurance Inc. ("FSA"), Arcadia Receivables Finance Corp. ("ARFC"), the
             Registrant, as Servicer, and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.4 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.17  First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3, 1996, by and between Arcadia Receivables Conduit Corp.
             ("ARCC") and ARFC (incorporated by reference to Exhibit 10.2 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

    10.18  First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among ARCC, the Registrant, in its individual capacity and as Servicer, and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.3 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.19  First Amendment, dated as of August 9, 1997 to Note Purchase Agreement, dated as of December 3, 1996, among the Registrant, ARCC, Receivable
             Capital Corporation ("RCC") and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.1 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997 and filed October 1,
             1997).

    10.20  Receivables Purchasing Agreement and Assignment, dated as of October 17,
             1997, between Arcadia Receivables Finance Corp. III ("ARFC III") and the
             Registrant (incorporated by reference to Exhibit 10.38 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997).

    10.21  Receivables Funding and Servicing Agreement, dated as of October 17, 1997, among ARFC III, the Registrant, DLJ Mortgage Capital, Inc. ("DLJM"), as
             Lenders and DLJM, as agent (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1997).

    10.22  Collateral Agent Agreement, dated October 17, 1997, among DLJM, as agent,
             Norwest Bank Minnesota, National Association, as collateral agent, the
             Registrant and ARFC III (incorporated by reference to Exhibit 10.40 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.23  Second Amendment, dated as of November 14, 1997, to the Receivables Purchase
             Agreement and Assignment, dated as of December 3, 1996, between Olympic
             Receivables Finance Corp. ("ORFC") and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1997).

    10.24  Second Amendment, dated as of November 14, 1997 to Servicing Agreement, dated as of December 3, 1996, among ARCC, the Registrant, in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.14 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.25  First Supplemental Indenture, dated as of November 14, 1997, to the
             Indenture dated as of December 3, 1996, between ARCC and Norwest Bank
             Minnesota, National Association, as trustee and collateral agent
             (incorporated by reference to Exhibit 10.19 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997).

    10.26  Second Amendment, dated as of November 14, 1997 to the Insurance and
             Indemnity Agreement, dated as of December 3, 1996, among FSA, ARCC, ARFC and the Registrant, as Servicer (incorporated by reference to Exhibit
             10.22 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1997).

    10.27  Second Amendment, dated as of November 14, 1997, to Note Purchase Agreement, dated as of December 3, 1996, among the Registrant, ARCC, RCC and Bank of
             America National Trust and Savings Association (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1997).

    10.28  Amendment Agreement No. 1 dated as of June 9, 1998 to the Receivables
             Funding and Servicing Agreement dated as of October 17, 1997 among Arcadia
             Receivables Financial Corp. III ("ARFC III"), the Registrant, DLJM and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

    10.29  Amendment Agreement No. 2 dated as of July 17, 1998 to the Receivables
             Funding and Servicing Agreement dated as of October 17, 1997 among ARFC
             III, the Registrant, DLJM and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.30  Trust Agreement dated as of July 21, 1998 between ARFC and Wilmington Trust
             Company (incorporated by reference to Exhibit 10.5 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.31  Amended and Restated Receivables Purchase Agreement and Assignment dated as of July 21, 1998 between ARFC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1998).

    10.32  Amended and Restated Sale and Servicing Agreement dated as of July 21, 1998 by and among Arcadia Automobile Receivables Warehouse Trust ("AARWT"),
             ARCC, ARFC, the Registrant, Bank of America National Trust and Savings
             Association, Morgan Guaranty Trust Company of New York and Norwest Bank
             Minnesota, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998).

    10.33  Amended and Restated Security Agreement dated as of July 21, 1998 by and among the Registrant, ARFC, ARCC, AARWT, FSA, Bank of America National
             Trust and Savings Association and Norwest Bank Minnesota, National
             Association (incorporated by reference to Exhibit 10.8 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.34  US $400,000,000 Floating Rate Variable Funding, FSA Insured Automobile
             Receivables-Backed Amended and Restated Note Purchase Agreement dated as of July 21, 1998 by and among AARWT, the Registrant, RCC, Bank of America
             National Trust and Savings Association, DFC, and Morgan Guaranty Trust
             Company of New York (incorporated by reference to Exhibit 10.9 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1998).

    10.35  Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among FSA, the Registrant, ARFC and
             AARWT (incorporated by reference to Exhibit 10.10 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.36  Receivables Financing Agreement dated as of September 24, 1998 among Arcadia
             Receivables Finance Corp. IV ("ARFC IV"), as Borrower, the Registrant, as
             Servicer and Custodian, the Lenders Parties thereto, Credit Suisse First
             Boston, New York Branch, as Agent, and Norwest Bank Minnesota, National
             Association, as Backup Servicer and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1998).

    10.37  Receivables Purchase Agreement and Assignment dated as of September 24, 1998 between ARFC IV, as Purchaser, and the Registrant, as Seller (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1998).

    10.38  Receivables Transfer Agreement dated as of October 16, 1998, by and among
             Arcadia Receivables Finance Corp V ("ARFC V"), as Seller, the Registrant,
             as Servicer, Park Avenue Receivables Corporation, as Purchaser, and The
             Chase Manhattan Bank, as Funding Agent (incorporated by reference to
             Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998).

    10.39  Receivables Purchase Agreement dated as of October 16, 1998, by and between
             ARFC V, as Buyer, and the Registrant (incorporated by reference to Exhibit
             10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    10.40  Insurance and Indemnity Agreement, dated as of September 23, 1994, among
             FSA, Olympic Automobile Receivables Trust, 1994-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form S-2, File
             No. 33-90108).

    10.41  Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA,
             ORFC and the Registrant with respect to Olympic Automobile Receivables
             Trust 1995-A (incorporated by reference to Exhibit 10.27 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.42  Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.43  Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-C, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.44  Amendment No. 1, dated as of June 15, 1995, to Series 1995-B Insurance and
             Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement,
             Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance
             and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement,
             Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance
             and Indemnity Agreement and Series 1993-A Insurance and Indemnity
             Agreement (incorporated by reference to Exhibit 10.26 to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1995).

    10.45  Insurance and Indemnity Agreement, dated as of September 21, 1995, among
             FSA, Olympic Automobile Receivables Trust, 1995-D, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.46  Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-E, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.47  Amendment No. 2, dated as of December 6, 1995, to Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement,
             Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance
             and Indemnity Agreement, Series 1994- B Insurance and Indemnity Agreement,
             Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance
             and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement,
             Series 1993-B Insurance and Indemnity Agreement and Series 1993-A
             Insurance and Indemnity Agreement (incorporated by reference to Exhibit
             10.29 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.48  Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1996).

    10.49  Amendment, dated as of May 31, 1996, to Series 1996-A Insurance and
             Indemnity Agreement, Series 1995-E Insurance and Indemnity Agreement,
             Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance
             and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement
             and Series 1995-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1996).

    10.50  Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-B, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996).

    10.51  Insurance and Indemnity Agreement, dated as of September 12, 1996, among
             FSA, Olympic Automobile Receivables Trust, 1996-C, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996).

    10.52  Amendment, dated as of September 12, 1996, to Series 1996-B Insurance and
             Indemnity Agreement, Series 1996-A Insurance and Indemnity Agreement,
             Series 1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance
             and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement,
             Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance
             and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement,
             Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance
             and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement,
             Series 1993-B Insurance and Indemnity Agreement and Series 1993-A
             Insurance and Indemnity Agreement (incorporated by reference to Exhibit
             10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996).

    10.53  Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-D, Olympic First GP Inc.,
             Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.58 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.54  Insurance and Indemnity Agreement, dated as of March 20, 1997, among the
             Registrant, FSA, Olympic Automobile Receivables Trust, 1997-A, Olympic
             First GP Inc., Olympic Second GP Inc., and ORFC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).

    10.55  Insurance and Indemnity Agreement, dated as of June 19, 1997, among the
             Registrant, FSA, Arcadia Automobile Receivables Trust, 1997-B and ARFC
             (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.56  Insurance and Indemnity Agreement, dated as of September 18, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C,
             ARFC and the Registrant (incorporated by reference to Exhibit 10.14 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997 and filed
             October 1, 1997).

    10.57  Insurance and Indemnity Agreement, dated as of December 16, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-D,
             ARFC and the Registrant (incorporated by reference to Exhibit 10.36 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.58  Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and
             Indemnity Agreement, the Series 1997-B Insurance and Indemnity Agreement,
             the Series 1997-A Insurance and Indemnity Agreement, the Series 1996-D
             Insurance and Indemnity Agreement, the Series 1996-C Insurance and
             Indemnity Agreement, the Series 1996-B Insurance and Indemnity Agreement,
             the Series 1996-A Insurance and Indemnity Agreement, the Series 1995-E
             Insurance and Indemnity Agreement, the Series 1995-D Insurance and
             Indemnity Agreement, the Series 1995-C Insurance and Indemnity Agreement,
             the Series 1995-B Insurance and Indemnity Agreement, the Series 1995-A
             Insurance and Indemnity Agreement, the Series 1994-B Insurance and
             Indemnity Agreement, the Series 1994-A Insurance and Indemnity Agreement,
             the Series 1993-D Insurance and Indemnity Agreement, the Series 1993-C
             Insurance and Indemnity Agreement, the Series 1993-B Insurance and
             Indemnity Agreement, the Series 1993-A Insurance and Indemnity Agreement
             (incorporated by reference to Exhibit 10.37 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997).

    10.59  Insurance and Indemnity Agreement, dated as of March 25, 1998, among FSA,
             Arcadia Receivables Trust 1998-A, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1998).

    10.60  Insurance and Indemnity Agreement, dated as of June 23, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-B, ARFC and the Registrant
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.61  Insurance and Indemnity Agreement, dated as of September 22, 1998, among
             FSA, Arcadia Automobile Receivables Trust 1998-C, ARFC and the Registrant
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1998).

    10.62  Insurance and Indemnity Agreement, dated as of November 19, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-D, ARFC and the Registrant
             (filed herewith).

    10.63  Insurance and Indemnity Agreement, dated as of December 22, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-E, ARFC and the Registrant
             (filed herewith).

    10.64  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.126 to Registrant's
             Registration Statement on Form S-4, File No. 33-81588).

    10.65  Series 1994-B Supplement, dated as of September 23, 1994, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.18 to Registrant's Registration
             Statement on Form S-2, File No. 33-90108).

    10.66  Series 1995-A Supplement, dated as of February 9, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.19 to Registrant's Registration
             Statement on Form S-2, File No. 33-90108).

    10.67  Series 1995-B Supplement, dated as of March 15, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.57 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995).

    10.68  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest
             Bank Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.56 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995).

    10.69  Series 1995-C Supplement, dated as of June 15, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1995).

    10.70  Amendment, dated as of June 15, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1995-B Supplement,
             Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A
             Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series
             1993-B Supplement (incorporated by reference to Exhibit 10.60 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1995).

    10.71  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 21, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (filed herewith).

    10.72  Series 1995-D Supplement, dated as of September 21, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent (filed herewith).

    10.73  Amendment, dated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-C
             Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series
             1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement,
             Series 1993-C Supplement and Series 1993-B Supplement (filed herewith).

    10.74  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.13 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1995).

    10.75  Amendment, dated as of December 6, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1995-D Supplement,
             Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A
             Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series
             1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement
             (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.76  Series 1995-E Supplement, dated as of December 6, 1995 to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.77  Series 1996-A Supplement, dated as of March 14, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1996).

    10.78  Amendment, dated as of May 31, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1996-A Supplement,
             Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C
             Supplement, Series 1995-B Supplement and Series 1995-A Supplement to
             Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1996).

    10.79  Series 1996-B Supplement, dated as of June 14, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1996).

    10.80  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1996).

    10.81  Series 1996-C Series Supplement, dated as of September 12, 1996, to Spread
             Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1996).

    10.82  Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1996-B
             Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series
             1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement,
             Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A
             Supplement, Series 1993-C Supplement and Series 1993-B Supplement to
             Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1996).

    10.83  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, as Trustee and Collateral
             Agent (incorporated by reference to Exhibit 10.37 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).

    10.84  Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.85  Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1994-B Supplement,
             Series 1994-A Supplement, Series 1993-D Supplement and Series 1993-C
             Supplement and the Series 1993-B Supplement (incorporated by reference to
             Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.86  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997 among the Company, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997).

    10.87  Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National
             Association, as Trustee and Collateral Agent (incorporated by reference to
             Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).

    10.88  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997 among the Company, ARFC, FSA, The Chase
             Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National
             Association, as Collateral Agent (incorporated by reference to Exhibit
             10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.89  Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and
             Norwest Bank Minnesota, National Association, as Collateral Agent
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.90  Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated October
             1, 1997, filed October 1, 1997).

    10.91  Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.92  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of December 16, 1997, among the Registrant, ARFC, FSA, The Chase
             Manhattan Bank, as Trustee and Norwest Bank Minnesota, National
             Association, as Collateral Agent (incorporated by reference to Exhibit
             10.26 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1997).

    10.93  Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, to the Series 1997-C
             Supplement, Series 1997-B Supplement, Series 1997-A Supplement, Series
             1996-D Supplement, Series 1996-C Supplement, Series 1996-B Supplement,
             Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D
             Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series
             1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement,
             Series 1993-C Supplement, and Series 1993-B Supplement to the Spread
             Account Agreement (incorporated by reference to Exhibit 10.28 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.94  Series 1998-A Supplement, dated as of March 25, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of
             December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank
             Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
             1998).

    10.95  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 23, 1998 by and among the Registrant, ARFC, FSA and
             Norwest Bank Minnesota, National Association (filed herewith).

    10.96  Series 1998-B Supplement, dated as of June 23, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of June
             23, 1998, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A.
             (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.97  Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among the Registrant, ARFC, FSA and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

    10.98  Warehouse Series Supplement dated as of December 3, 1996 as amended and restated as of July 21, 1998 to Spread Account Agreement dated as of March
             25, 1993, as amended and restated as of July 21, 1998 by and among the
             Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.99  Series 1998-C Supplement, dated as of September 22, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of July
             21, 1998 among the Registrant, ARFC, FSA and Norwest Bank Minnesota,
             National Association (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1998).

   10.100  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of November 19, 1998, by and among the Registrant, ARFC, FSA and
             Norwest Bank Minnesota, National Association (filed herewith).

   10.101  Series 1998-D Supplement, dated as of November 19, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of
             November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank
             Minnesota, National Association (filed herewith).

   10.102  Series 1998-E Supplement, dated as of December 22, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of
             November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank
             Minnesota, National Association (filed herewith).

   10.103  Agreement, dated May 12, 1998, between the Registrant and FSA relating to
             Spread Account Recourse Reduction Amounts for Olympic Automobile
             Receivables Trust, 1996-D; Olympic Automobile Receivables Trust, 1997-A;
             and Arcadia Automobile Receivables Trust, 1997-B (filed herewith).

   10.104  Agreement, dated October 15, 1998, between the Registrant and FSA relating to Spread Account Recourse Reduction Amounts for Arcadia Automobile
             Receivables Trust, 1997-C; Arcadia Automobile Receivables Trust, 1997-D;
             and Arcadia Automobile Receivables Trust, 1998-A (filed herewith).

   10.105  Consulting Agreement, dated as of January 1, 1997, by and between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.106 Consulting Agreement, dated as of January 28, 1998, by and between the Registrant and Warren Kantor (filed herewith).

   10.107  Employment Agreement, dated as of January 6, 1997, between the Registrant and Richard A. Greenawalt (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report Form 10-K for the year ended December 31,
             1996).

   10.108  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and Richard A. Greenawalt (filed herewith).

   10.109  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Scott H. Anderson (incorporated by reference to Exhibit
             10.72 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

   10.110  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and Scott H. Anderson (filed herewith).

   10.111  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and John A. Witham (incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.112  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and John A. Witham (filed herewith).

   10.113  Employment Agreement, dated as of May 1, 1997, between the Registrant and
             Duane E. White (incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997).

   10.114  Employment Retention Agreement, dated as of January 31, 1998, between the
             Registrant and Duane E. White (filed herewith).

   10.115  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and James D. Atkinson III (incorporated by reference to Exhibit
             10.82 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

   10.116  Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.83 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

   10.117  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and James D. Atkinson III (filed herewith).

   10.118  Employment Retention Agreement, dated as of July 27, 1998, between the
             Registrant and Cortes DeRussy (filed herewith).

   10.119  Form of Identification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

   10.120  Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date
             (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

   10.121  1992 Director Stock Option Plan, as amended through June 30, 1997
             (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
             Report on form 10-Q for the quarter ended June 30, 1997).

   10.122  Amendments to the 1992 Director Stock Option Plan effective as of January
             29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.123  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.124  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.125  Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit
             10.60 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

   10.126  Non-Statutory Stock Option Agreement, dated August 26, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.127  Non-Statutory Stock Option Agreement, dated December 18, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.128  Non-Statutory Stock Option Agreement, dated January 1, 1997, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.129  Non-Statutory Stock Option Agreement, dated January 28, 1998, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file no. 333-63023).

   10.130  Arcadia Financial Ltd. Employee Stock Purchase Plan, as amended to date
             (filed herewith).

   10.131  1994-1997 Restricted Stock Election Plan (incorporated by reference to
             Exhibit 10.41 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

   10.132  Amendments to 1994-1997 Restricted Stock Election Plan effective January 29,
             1998 (incorporated by reference to Exhibit 10.7 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.133  1998-2000 Restricted Stock Election Plan, as amended through December 31,
             1996 (incorporated by reference to Exhibit 10.102 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1996).

   10.134  Amendments to the 1998-2000 Restricted Stock Election Plan effective as of
             January 29, 1998 (incorporated by reference to Exhibit 10.8 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1998).

   10.135  Amendments to 1998-2000 Restricted Stock Election Plan effective November
             24, 1998 (filed herewith).

   10.136  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.137  Employment Retention Agreement, dated as of November 6, 1996, between the
             Registrant and Brian S. Anderson (filed herewith).

   10.138  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and Brian S. Anderson (filed herewith).

    12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

    12.2   Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
             Dividends (filed herewith).

    21.1   Subsidiaries of the Registrant (filed herewith).

    23.1   Consent of Ernst & Young LLP (filed herewith).

    27.1   Financial Data Schedule (incorporated by reference to Exhibits 27.1; 27.2;
             27.3 and 27.4 to the Registrant's Current Report on Form 8-K dated March
             5, 1999 and filed March 8, 1999).

    99.1   Cautionary Statement (filed herewith).

------------------------

(a)On November 8, 1998, the Registrant filed a Current Report on Form 8-K, dated September 30, 1998, reporting Amendment No. 2 to the Arcadia Financial Ltd. Shareholder Rights Plan to increase the percentage ownership threshold contained in the definition of "Acquiring Person" from 18% or more up to 20% or more.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARCADIA FINANCIAL LTD.

Date: March 24, 1999            By:          /s/ RICHARD A. GREENAWALT
                                     -----------------------------------------
                                               Richard A. Greenawalt
                                              CHIEF EXECUTIVE OFFICER

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

          SIGNATURES
------------------------------
  /s/ RICHARD A. GREENAWALT     Chief Executive Officer
------------------------------    and Director (Principal     March 24, 1999
    Richard A. Greenawalt         Executive Officer)

    /s/ ROBERT A. MARSHALL
------------------------------  President, Chief Operating    March 24, 1999
      Robert A. Marshall          Officer and Director

                                Executive Vice President
      /s/ JOHN A. WITHAM          and Chief Financial
------------------------------    Officer (Principal          March 24, 1999
        John A. Witham            Financial Officer)

                                Senior Vice President,
    /s/ BRIAN S. ANDERSON         Corporate Controller and
------------------------------    Assistant Secretary         March 24, 1999
      Brian S. Anderson           (Principal Accounting
                                  Officer)

      /s/ WARREN KANTOR
------------------------------  Chairman of the Board and     March 24, 1999
        Warren Kantor             Director

    /s/ SCOTT H. ANDERSON
------------------------------  Director                      March 24, 1999
      Scott H. Anderson

     /s/ ROBERT J. CRESCI
------------------------------  Director                      March 24, 1999
       Robert J. Cresci

      /s/ JAMES L. DAVIS
------------------------------  Director                      March 24, 1999
        James L. Davis

                               INDEX TO EXHIBITS

(3) Exhibits

     3.1   Restated Articles of Incorporation of the Registrant, as amended (filed herewith)...................................................................

     3.2   Restated Bylaws of the Registrant, as amended (incorporated by reference to
             Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

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

     4.3   Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Right
             Agreement, dated as of November 1, 1996 between the Registrant and Norwest
             Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
             dated September 30, 1998 and filed October 8, 1998).

     4.4   First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota,
             National Association, as Trustee, relating to the Registrant's Unsecured
             Extendible Notes and Fixed-Term Notes, including forms of Notes
             (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment
             No. 2 on Form S-3 to Registrant's Registration Statement on Form S-1, File
             No. 33-81512).

     4.5   Instrument of Resignation, Appointment and Acceptance, dated as of August 13,
             1998, among the Registrant, Norwest Bank Minnesota, National Association, as
             Resigning Trustee, and Marine Midland Bank, as Successor Trust, relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes
             (incorporated by reference to Exhibit 4.2 to the Registrant's Registration
             Statement on Form S-3, File No. 333-60531).

     4.6   First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and
             Restatement dated as of April 28, 1995 and as further amended by that
             Instrument of Resignation, Appointment and Acceptance dated as of August 13,
             1998, between the Registrant and Marine Midland Bank, as Trustee relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes
             (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
             Statement on Form S-3, File No. 333-60531).

     4.7   Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, relating to the Registrant's
             Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to
             Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

     4.9   Indenture dated as of March 12, 1997, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee (incorporated by reference to
             Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 12,
             1997 and filed March 18, 1997).

     4.10  First Supplemental Indenture, dated as of March 12, 1997 between the
             Registrant and Norwest Bank Minnesota, National Association, as Trustee
             (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.11  Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank Minnesota, National Association, as Warrant Agent
             (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.12  Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's
             Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.13  Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to
             Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 12,
             1997 and filed March 18, 1997).

     4.14  Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

     4.15  Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Registrant and Norwest Bank
             Minnesota, National Association, as Trustee, including Form of Notes
             (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 8, 1997 and filed October 15, 1997).

    10.1   Amendment No. 4 dated as of May 30, 1997 to Sale and Servicing Agreement dated as of December 28, 1995 among Olympic Automobile Receivables Warehouse Trust
             ("OARWT") as Issuer, Olympic Receivables Finance Corp. II ("ORFC II") as
             Seller, the Registrant in its individual capacity and as Servicer and
             Norwest Bank Minnesota National Association as Back-up Servicer
             (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.2   Second Amendment and Consent dated as of May 30, 1997 relating to Note
             Purchase Agreement and among OARWT as Seller, the Registrant as Servicer and in its individual capacity, Delaware Funding Corporation ("DFC") as
             Purchaser, and Morgan Guaranty Trust Company of New York, as Administrative
             Agent for the benefit of the DFC owners (incorporated by reference to
             Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997).

    10.3   Acknowledgment of Reduction of Purchase Commitment and Consent dated June 30,
             1997 relating to Note Purchase Agreement and among OARWT as Seller, the
             Registrant, as Servicer and in its individual capacity, DFC as Purchaser, and Morgan Guaranty Trust Company of New York, as Administrative Agent for
             the benefit of the DFC owners (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1997).

    10.4   Third Amendment and Consent dated as of May 30, 1997 relating to Certificate
             Purchase Agreement among OARWT as Seller, the Registrant as Servicer and in its capacity, the parties signatory thereto as Purchasers, and Morgan
             Guaranty Trust Company of New York, as Agent for the Purchasers
             (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.5   Acknowledgment of Reduction of Purchase Commitments dated June 30, 1997 relating to Certificate Purchase Agreement among OARWT as Seller, the
             Registrant as Servicer and in its individual capacity, the parties signatory hereto as Purchasers, and Morgan Guaranty Trust Company of New York, as
             Agent for the Purchasers (incorporated by reference to Exhibit 10.9 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997).

    10.6   Fourth Amendment and Consent dated as of May 30, 1997 relating to the Asset
             Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty
             Trust Company of New York, as Administrative Agent, and the APA Purchasers
             who have executed a signature page to the Agreement or executed an
             Assignment of Purchase Commitment (incorporated by reference to Exhibit
             10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.7   Fifth Amendment and Consent dated as of June 30, 1997 relating to the Asset
             Purchase Agreement, dated as of December 28, 1995 among Morgan Guaranty
             Trust Company of New York, as Administrative Agent, and the APA Purchasers
             who have executed a signature page to the Agreement or executed an
             Assignment of Purchase Commitment (incorporated by reference to Exhibit
             10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.8   Amended and Restated Trust Agreement, dated as of July 31, 1997, between
             Arcadia Receivables Finance Corp. II ("ARFC II") and Wilmington Trust
             Company (incorporated by reference to Exhibit 10.5 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.9   Amended and Restated Indenture, dated as of July 31, 1997, between OARWT and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated October 1,
             1997, filed October 1, 1997).

    10.10  Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 31, 1997, between ARFC II and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K
             dated October 1, 1997, filed October 1, 1997).

    10.11  Amended and Restated Sale and Servicing Agreement, dated as of July 31, 1997, among OARWT, the Registrant and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.8 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.12  Amended and Restated Note Purchase Agreement, dated as of July 31, 1997, among
             OARWT, the Registrant, DFC and Morgan Guaranty Trust Company of New York
             (incorporated by reference to Exhibit 10.10 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.13  Amended and Restated Certificate Purchase Agreement, dated as of July 31,
             1997, among OARWT, the Registrant, each Purchaser (as defined) and Morgan
             Guaranty Trust Company of New York (incorporated by reference to Exhibit
             10.11 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.14  Asset Purchase Agreement, dated as of July 31, 1997, among Morgan Guaranty
             Trust Company of New York and certain parties listed therein (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K
             dated October 1, 1997, filed October 1, 1997).

    10.15  Amended and Restated Custodian Agreement, dated as of July 31, 1997, among the
             Registrant, Norwest Bank Minnesota, National Association, and OARWT
             (incorporated

             by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K
             dated October 1, 1997, filed October 1, 1997).

    10.16  First Amendment, dated as of August 1, 1997 to the Insurance and Indemnity
             Agreement, dated as of December 3, 1996, among Financial Security Assurance
             Inc. ("FSA"), Arcadia Receivables Finance Corp. ("ARFC"), the Registrant, as
             Servicer, and Bank of America National Trust and Savings Association
             (incorporated by reference to Exhibit 10.4 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.17  First Amendment, dated as of August 4, 1997, to Repurchase Agreement, dated as of December 3, 1996, by and between Arcadia Receivables Conduit Corp.
             ("ARCC") and ARFC (incorporated by reference to Exhibit 10.2 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997, filed October
             1, 1997).

    10.18  First Amendment, dated as of August 4, 1997 to Servicing Agreement, dated as of December 3, 1996, among ARCC, the Registrant, in its individual capacity and as Servicer, and Bank of America National Trust and Savings Association
             (incorporated by reference to Exhibit 10.3 to the Registrant's Current
             Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.19  First Amendment, dated as of August 9, 1997 to Note Purchase Agreement, dated as of December 3, 1996, among the Registrant, ARCC, Receivable Capital
             Corporation ("RCC") and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.1 to the Registrant's
             Current Report on Form 8-K dated October 1, 1997 and filed October 1, 1997).

    10.20  Receivables Purchasing Agreement and Assignment, dated as of October 17, 1997, between Arcadia Receivables Finance Corp. III ("ARFC III") and the
             Registrant (incorporated by reference to Exhibit 10.38 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997).

    10.21  Receivables Funding and Servicing Agreement, dated as of October 17, 1997, among ARFC III, the Registrant, DLJ Mortgage Capital, Inc. ("DLJM"), as
             Lenders and DLJM, as agent (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.22  Collateral Agent Agreement, dated October 17, 1997, among DLJM, as agent,
             Norwest Bank Minnesota, National Association, as collateral agent, the
             Registrant and ARFC III (incorporated by reference to Exhibit 10.40 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.23  Second Amendment, dated as of November 14, 1997, to the Receivables Purchase
             Agreement and Assignment, dated as of December 3, 1996, between Olympic
             Receivables Finance Corp. ("ORFC") and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1997).

    10.24  Second Amendment, dated as of November 14, 1997 to Servicing Agreement, dated as of December 3, 1996, among ARCC, the Registrant, in its individual capacity and as Servicer, and Bank of America National Trust and Savings
             Association (incorporated by reference to Exhibit 10.14 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997).

    10.25  First Supplemental Indenture, dated as of November 14, 1997, to the Indenture dated as of December 3, 1996, between ARCC and Norwest Bank Minnesota,
             National Association,

             as trustee and collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1997).

    10.26  Second Amendment, dated as of November 14, 1997 to the Insurance and Indemnity
             Agreement, dated as of December 3, 1996, among FSA, ARCC, ARFC and the
             Registrant, as Servicer (incorporated by reference to Exhibit 10.22 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.27  Second Amendment, dated as of November 14, 1997, to Note Purchase Agreement, dated as of December 3, 1996, among the Registrant, ARCC, RCC and Bank of
             America National Trust and Savings Association (incorporated by reference to
             Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.28  Amendment Agreement No. 1 dated as of June 9, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among Arcadia
             Receivables Financial Corp. III ("ARFC III"), the Registrant, DLJM and
             Norwest Bank Minnesota, National Association (incorporated by reference to
             Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

    10.29  Amendment Agreement No. 2 dated as of July 17, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among ARFC III, the
             Registrant, DLJM and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.30  Trust Agreement dated as of July 21, 1998 between ARFC and Wilmington Trust
             Company (incorporated by reference to Exhibit 10.5 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.31  Amended and Restated Receivables Purchase Agreement and Assignment dated as of
             July 21, 1998 between ARFC and the Registrant (incorporated by reference to
             Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1998).

    10.32  Amended and Restated Sale and Servicing Agreement dated as of July 21, 1998 by and among Arcadia Automobile Receivables Warehouse Trust ("AARWT"), ARCC,
             ARFC, the Registrant, Bank of America National Trust and Savings
             Association, Morgan Guaranty Trust Company of New York and Norwest Bank
             Minnesota, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1998).

    10.33  Amended and Restated Security Agreement dated as of July 21, 1998 by and among the Registrant, ARFC, ARCC, AARWT, FSA, Bank of America National Trust and
             Savings Association and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.34  US $400,000,000 Floating Rate Variable Funding, FSA Insured Automobile
             Receivables-Backed Amended and Restated Note Purchase Agreement dated as of
             July 21, 1998 by and among AARWT, the Registrant, RCC, Bank of America
             National Trust and Savings Association, DFC, and Morgan Guaranty Trust
             Company of New York (incorporated by reference to Exhibit 10.9 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1998).

    10.35  Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among FSA, the Registrant, ARFC and
             AARWT

             (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.36  Receivables Financing Agreement dated as of September 24, 1998 among Arcadia
             Receivables Finance Corp. IV ("ARFC IV"), as Borrower, the Registrant, as
             Servicer and Custodian, the Lenders Parties thereto, Credit Suisse First
             Boston, New York Branch, as Agent, and Norwest Bank Minnesota, National
             Association, as Backup Servicer and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1998).

    10.37  Receivables Purchase Agreement and Assignment dated as of September 24, 1998 between ARFC IV, as Purchaser, and the Registrant, as Seller (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1998).

    10.38  Receivables Transfer Agreement dated as of October 16, 1998, by and among
             Arcadia Receivables Finance Corp V ("ARFC V"), as Seller, the Registrant, as
             Servicer, Park Avenue Receivables Corporation, as Purchaser, and The Chase
             Manhattan Bank, as Funding Agent (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

    10.39  Receivables Purchase Agreement dated as of October 16, 1998, by and between
             ARFC V, as Buyer, and the Registrant (incorporated by reference to Exhibit
             10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

    10.40  Insurance and Indemnity Agreement, dated as of September 23, 1994, among FSA,
             Olympic Automobile Receivables Trust, 1994-B, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.26 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

    10.41  Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA,
             ORFC and the Registrant with respect to Olympic Automobile Receivables Trust
             1995-A (incorporated by reference to Exhibit 10.27 to Registrant's
             Registration Statement on Form S-2, File No. 33-90108).

    10.42  Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-B, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.43  Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-C, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.44  Amendment No. 1, dated as of June 15, 1995, to Series 1995-B Insurance and
             Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series
             1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and
             Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series
             1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and
             Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement
             (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1995).

    10.45  Insurance and Indemnity Agreement, dated as of September 21, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-D, Olympic First GP Inc., Olympic
             Second

             GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31,
             1995).

    10.46  Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA,
             Olympic Automobile Receivables Trust, 1995-E, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).

    10.47  Amendment No. 2, dated as of December 6, 1995, to Series 1995-D Insurance and
             Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series
             1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and
             Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series
             1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and
             Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series
             1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and
             Indemnity Agreement (incorporated by reference to Exhibit 10.29 to
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1995).

    10.48  Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

    10.49  Amendment, dated as of May 31, 1996, to Series 1996-A Insurance and Indemnity
             Agreement, Series 1995-E Insurance and Indemnity Agreement, Series 1995-D
             Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity
             Agreement, Series 1995-B Insurance and Indemnity Agreement and Series 1995-A
             Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996).

    10.50  Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-B, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.51  Insurance and Indemnity Agreement, dated as of September 12, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-C, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.52  Amendment, dated as of September 12, 1996, to Series 1996-B Insurance and
             Indemnity Agreement, Series 1996-A Insurance and Indemnity Agreement, Series
             1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance and
             Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series
             1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and
             Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series
             1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and
             Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series
             1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and
             Indemnity Agreement (incorporated by reference to Exhibit 10.4 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1996).

    10.53  Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA,
             Olympic Automobile Receivables Trust, 1996-D, Olympic First GP Inc., Olympic
             Second GP Inc., ORFC and the Registrant (incorporated by reference to
             Exhibit 10.58 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.54  Insurance and Indemnity Agreement, dated as of March 20, 1997, among the
             Registrant, FSA, Olympic Automobile Receivables Trust, 1997-A, Olympic First
             GP Inc., Olympic Second GP Inc., and ORFC (incorporated by reference to
             Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).

    10.55  Insurance and Indemnity Agreement, dated as of June 19, 1997, among the
             Registrant, FSA, Arcadia Automobile Receivables Trust, 1997-B and ARFC
             (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.56  Insurance and Indemnity Agreement, dated as of September 18, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C, ARFC
             and the Registrant (incorporated by reference to Exhibit 10.14 to the
             Registrant's Current Report on Form 8-K dated October 1, 1997 and filed
             October 1, 1997).

    10.57  Insurance and Indemnity Agreement, dated as of December 16, 1997, among
             Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-D, ARFC
             and the Registrant (incorporated by reference to Exhibit 10.36 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.58  Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and
             Indemnity Agreement, the Series 1997-B Insurance and Indemnity Agreement,
             the Series 1997-A Insurance and Indemnity Agreement, the Series 1996-D
             Insurance and Indemnity Agreement, the Series 1996-C Insurance and Indemnity
             Agreement, the Series 1996-B Insurance and Indemnity Agreement, the Series
             1996-A Insurance and Indemnity Agreement, the Series 1995-E Insurance and
             Indemnity Agreement, the Series 1995-D Insurance and Indemnity Agreement,
             the Series 1995-C Insurance and Indemnity Agreement, the Series 1995-B
             Insurance and Indemnity Agreement, the Series 1995-A Insurance and Indemnity
             Agreement, the Series 1994-B Insurance and Indemnity Agreement, the Series
             1994-A Insurance and Indemnity Agreement, the Series 1993-D Insurance and
             Indemnity Agreement, the Series 1993-C Insurance and Indemnity Agreement,
             the Series 1993-B Insurance and Indemnity Agreement, the Series 1993-A
             Insurance and Indemnity Agreement (incorporated by reference to Exhibit
             10.37 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1997).

    10.59  Insurance and Indemnity Agreement, dated as of March 25, 1998, among FSA,
             Arcadia Receivables Trust 1998-A, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1998).

    10.60  Insurance and Indemnity Agreement, dated as of June 23, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-B, ARFC and the Registrant
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.61  Insurance and Indemnity Agreement, dated as of September 22, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-C, ARFC and the Registrant
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1998).

    10.62  Insurance and Indemnity Agreement, dated as of November 19, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-D, ARFC and the Registrant (filed herewith)...................................................................

    10.63  Insurance and Indemnity Agreement, dated as of December 22, 1998, among FSA,
             Arcadia Automobile Receivables Trust 1998-E, ARFC and the Registrant (filed herewith)...................................................................

    10.64  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.126 to Registrant's Registration
             Statement on Form S-4, File No. 33-81588).

    10.65  Series 1994-B Supplement, dated as of September 23, 1994, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of August
             26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

    10.66  Series 1995-A Supplement, dated as of February 9, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of August
             26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form
             S-2, File No. 33-90108).

    10.67  Series 1995-B Supplement, dated as of March 15, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of August
             26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1995).

    10.68  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

    10.69  Series 1995-C Supplement, dated as of June 15, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June
             15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1995).

    10.70  Amendment, dated as of June 15, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1995-B Supplement,
             Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A
             Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series
             1993-B Supplement (incorporated by reference to Exhibit 10.60 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1995).

    10.71  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent (filed herewith)...................................................................

    10.72  Series 1995-D Supplement, dated as of September 21, 1995, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent (filed herewith)...................................................................

    10.73  Amendment, dated as of September 21, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1995-C Supplement,
             Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B
             Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series
             1993-C Supplement and Series 1993-B Supplement (filed herewith).............

    10.74  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1995).

    10.75  Amendment, dated as of December 6, 1995, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1995-D Supplement,
             Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A
             Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series
             1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement
             (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1995).

    10.76  Series 1995-E Supplement, dated as of December 6, 1995 to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1995).

    10.77  Series 1996-A Supplement, dated as of March 14, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

    10.78  Amendment, dated as of May 31, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1996-A Supplement,
             Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C
             Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread
             Account Agreement, dated as of March 25, 1993, as amended and restated as of
             September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.79  Series 1996-B Supplement, dated as of June 14, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.80  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.81  Series 1996-C Series Supplement, dated as of September 12, 1996, to Spread
             Account Agreement, dated as of March 25, 1993, as amended and restated as of
             September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.82  Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1996-B Supplement,
             Series

             1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement,
             Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A
             Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series
             1993-C Supplement and Series 1993-B Supplement to Spread Account Agreement,
             dated as of March 25, 1993, as amended and restated as of September 12,
             1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National
             Association, as Trustee and Collateral Agent (incorporated by reference to
             Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

    10.83  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1996).

    10.84  Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of
             December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank
             Minnesota, National Association, as Trustee and Collateral Agent
             (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1996).

    10.85  Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and
             Norwest Bank Minnesota, National Association, to Series 1994-B Supplement,
             Series 1994-A Supplement, Series 1993-D Supplement and Series 1993-C
             Supplement and the Series 1993-B Supplement (incorporated by reference to
             Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

    10.86  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of March 1, 1997 among the Company, ORFC, FSA and Norwest Bank Minnesota,
             National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1997).

    10.87  Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National
             Association, as Trustee and Collateral Agent (incorporated by reference to
             Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).

    10.88  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of June 1, 1997 among the Company, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Association, as Collateral
             Agent (incorporated by reference to Exhibit 10.1 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.89  Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and
             Norwest Bank Minnesota, National Association, as Collateral Agent
             (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

    10.90  Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June 1,
             1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest
             Bank Minnesota, National Association (incorporated by reference to Exhibit
             10.13 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).

    10.91  Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account
             Agreement, dated as of March 25, 1993, as amended and restated as of June 1,
             1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest
             Bank Minnesota, National Association (incorporated by reference to Exhibit
             10.32 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1997).

    10.92  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of December 16, 1997, among the Registrant, ARFC, FSA, The Chase
             Manhattan Bank, as Trustee and Norwest Bank Minnesota, National Association,
             as Collateral Agent (incorporated by reference to Exhibit 10.26 to the
             Registrant's Annual Report on Form 10-K for the year ended December 31,
             1997).

    10.93  Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and
             Norwest Bank Minnesota, National Association, to the Series 1997-C
             Supplement, Series 1997-B Supplement, Series 1997-A Supplement, Series
             1996-D Supplement, Series 1996-C Supplement, Series 1996-B Supplement,
             Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D
             Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series
             1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement,
             Series 1993-C Supplement, and Series 1993-B Supplement to the Spread Account
             Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997).

    10.94  Series 1998-A Supplement, dated as of March 25, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of December
             16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A.
             (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1998).

    10.95  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of June 23, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank
             Minnesota, National Association (filed herewith)............................

    10.96  Series 1998-B Supplement, dated as of June 23, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of June 23,
             1998, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A.
             (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.97  Spread Account Agreement, dated as of March 25, 1993, as amended and restated
             as of July 21, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank
             Minnesota, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1998).

    10.98  Warehouse Series Supplement dated as of December 3, 1996 as amended and restated as of July 21, 1998 to Spread Account Agreement dated as of March
             25, 1993, as amended and restated as of July 21, 1998 by and among the
             Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association
             (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998).

    10.99  Series 1998-C Supplement, dated as of September 22, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of July 21,
             1998 among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National
             Association (incorporated by reference to Exhibit 10.1 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.100  Spread Account Agreement dated as of March 25, 1993, as amended and restated
             as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest
             Bank Minnesota, National Association (filed herewith).......................

   10.101  Series 1998-D Supplement, dated as of November 19, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of November
             19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota,
             National Association (filed herewith).......................................

   10.102  Series 1998-E Supplement, dated as of December 22, 1998, to Spread Account
             Agreement dated as of March 25, 1993, as amended and restated as of November
             19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota,
             National Association (filed herewith).......................................

   10.103  Agreement, dated May 12, 1998, between the Registrant and FSA relating to
             Spread Account Recourse Reduction Amounts for Olympic Automobile Receivables
             Trust, 1996-D; Olympic Automobile Receivables Trust, 1997-A; and Arcadia
             Automobile Receivables Trust; 1997-B (filed herewith).......................

   10.104  Agreement, dated October 15, 1998, between the Registrant and FSA relating to
             Spread Account Recourse Reduction Amounts for Arcadia Automobile Receivables
             Trust, 1997-C; Arcadia Automobile Receivables Trust, 1997-D; and Arcadia
             Automobile Receivables Trust, 1998-A (filed herewith).......................

   10.105  Consulting Agreement, dated as of January 1, 1997, by and between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

   10.106  Consulting Agreement, dated as of January 28, 1998, by and between the
             Registrant and Warren Kantor (filed herewith)...............................

   10.107  Employment Agreement, dated as of January 6, 1997, between the Registrant and
             Richard A. Greenawalt (incorporated by reference to Exhibit 10.59 to the
             Registrant's Annual Report Form 10-K for the year ended December 31, 1996).

   10.108  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and Richard A. Greenawalt (filed herewith).......................

   10.109  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1996).

   10.110  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and Scott H. Anderson (filed herewith)...........................

   10.111  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and John A. Witham (incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

   10.112  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and John A. Witham (filed herewith)..............................

   10.113  Employment Agreement, dated as of May 1, 1997, between the Registrant and
             Duane E. White (incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997).

   10.114  Employment Retention Agreement, dated as of January 31, 1998, between the
             Registrant and Duane E. White (filed herewith)..............................

   10.115  Employment Retention Agreement, dated as of November 7, 1996, between the
             Registrant and James D. Atkinson III (incorporated by reference to Exhibit
             10.82 to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

   10.116  Amendment of Employment Retention Agreement, dated as of December 31, 1996, by and between the Registrant and James D. Atkinson III (incorporated by reference to Exhibit 10.83 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1996).

   10.117  Employment Retention Agreement, dated as of January 27, 1998, between the
             Registrant and James D. Atkinson III (filed herewith).......................

   10.118  Employment Retention Agreement, dated as of July 27, 1998, between the
             Registrant and Cortes DeRussy (filed herewith)..............................

   10.119  Form of Identification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed
             October 1, 1997).

   10.120  Olympic Financial Ltd. 1990 Stock Option Plan, as amended to date
             (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

   10.121  1992 Director Stock Option Plan, as amended through June 30, 1997
             (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997).

   10.122  Amendments to the 1992 Director Stock Option Plan effective as of January 29,
             1998 (incorporated by reference to Exhibit 10.9 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.123  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.124  Non-Statutory Stock Option Agreement, dated December 19, 1994, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.125  Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1995).

   10.126  Non-Statutory Stock Option Agreement, dated August 26, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

   10.127  Non-Statutory Stock Option Agreement, dated December 18, 1996, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

   10.128  Non-Statutory Stock Option Agreement, dated January 1, 1997, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1996).

   10.129  Non-Statutory Stock Option Agreement, dated January 28, 1998, between the
             Registrant and Warren Kantor (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file No. 333-63023).

   10.130  Arcadia Financial Ltd. Employee Stock Purchase Plan, as amended to date (filed herewith)...................................................................

   10.131  1994-1997 Restricted Stock Election Plan (incorporated by reference to Exhibit
             10.41 to Registrant's Registration Statement on Form S-2, File No.
             33-90108).

   10.132  Amendments to 1994-1997 Restricted Stock Election Plan effective January 29,
             1998 (incorporated by reference to Exhibit 10.7 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.133  1998-2000 Restricted Stock Election Plan, as amended through December 31, 1996
             (incorporated by reference to Exhibit 10.102 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).

   10.134  Amendments to the 1998-2000 Restricted Stock Election Plan effective as of
             January 29, 1998 (incorporated by reference to Exhibit 10.8 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1998).

   10.135  Amendments to 1998-2000 Restricted Stock Election Plan effective November 24,
             1998 (filed herewith).......................................................

   10.136  Warrant to Purchase Common Stock, dated September 1, 1994, between the
             Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to
             Registrant's Registration Statement on Form S-2, File No. 33-90108).

   10.137  Employment Retention Agreement, dated as of November 6, 1996, between the
             Registrant and Brian S. Anderson (filed herewith)...........................

   10.138  Employment Retention Agreement, dated January 27, 1998 between the Registrant and Brian S. Anderson (filed herewith)......................................

    12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith)............

    12.2   Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
             Dividends (filed herewith)..................................................

    21.1   Subsidiaries of the Registrant (filed herewith)...............................

    23.1   Consent of Ernst & Young LLP (filed herewith).

    27.1   Financial Data Schedule (incorporated by reference to Exhibits 27.1; 27.2;
             27.3 and 27.4 to the Registrant's Current Report on Form 8-K dated March 5,
             1999 and filed March 8, 1999).

    99.1   Cautionary Statement (filed herewith).........................................

------------------------

(a)On November 8, 1998, the Registrant filed a Current Report on Form 8-K, dated September 30, 1998, reporting Amendment No. 2 to the Arcadia Financial Ltd. Shareholder Rights Plan to increase the percentage ownership threshold contained in the definition of "Acquiring Person" from 18% or more up to 20% or more.