Form 10-Q
period 1999-03-31
ARCADIA FINANCIAL LTD
filed 1999-05-14
CIK 879674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1999 Commission file number 0-20526

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

Yes   /X/         No     / /

     The number of shares of the Common Stock of the registrant outstanding as of May 7, 1999 was 39,204,110.

                                 FORM 10-Q INDEX

                                                                                                                  PAGE
    PART I    FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements                                                                      3
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                         10
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            20

    PART II   OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                     21
    Item 2.   Changes in Securities and Use of Proceeds                                                             21
    Item 3.   Defaults Upon Senior Securities                                                                       21
    Item 4.   Submission of Matters to a Vote of Security Holders                                                   21
    Item 5.   Other Information                                                                                     21
    Item 6.   Exhibits and Reports on Form 8-K                                                                      21

    SIGNATURES                                                                                                      24

    EXHIBIT INDEX                                                                                                   25


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

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; accounting and regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to the Company's 1998 Annual Report on Form 10-K filed March 24, 1999.

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)             MARCH 31,  1999           DECEMBER 31, 1998
                                                                      -------------------      ------------------------

                                                     ASSETS

Cash and cash equivalents                                                       $ 12,116                $ 10,827
Due from securitization trust                                                    148,819                  62,081
Auto loans held for sale                                                          43,731                  17,899
Finance income receivable                                                        607,996                 587,946
Furniture, fixtures and equipment                                                 16,239                  17,511
Other assets                                                                      31,379                  31,419
                                                                            -------------          --------------
     Total assets                                                              $ 860,280               $ 727,683
                                                                            -------------          --------------
                                                                            -------------          --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                         $ 129,482           $           -
Senior notes                                                                     366,911                 366,657
Subordinated notes                                                                59,764                  51,898
Capital lease obligations                                                          3,167                   3,384
Accounts payable and accrued liabilities                                          25,330                  36,935
                                                                            -------------          --------------
     Total liabilities                                                           584,654                 458,874

Commitments and contingencies

Shareholders' equity:

Capital stock, $.01 par value, 100,000,000 shares authorized:
   Common stock 39,204,110 and 39,156,888 shares issued
    and outstanding, respectively                                                    392                     392
Additional paid-in capital                                                       324,995                 324,565
Accumulated other comprehensive income                                            17,062                  18,550
Retained earnings                                                               (66,823)                (74,698)
                                                                            -------------          --------------
     Total shareholders' equity                                                  275,626                 268,809
                                                                            -------------          --------------
     Total liabilities and shareholders' equity                                $ 860,280               $ 727,683
                                                                            -------------          --------------
                                                                            -------------          --------------


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                             -------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  1999                       1998
                                                                             ----------------           ----------------
REVENUES:
  Net interest margin                                                                $21,289                   $ 19,947
  Gain on sale of loans                                                               21,995                     27,000
  Servicing fee income                                                                21,815                     19,666
                                                                             ----------------           ----------------
      Total revenues                                                                  65,099                     66,613

EXPENSES:

  Salaries and benefits                                                               18,479                     17,685
  General and administrative and other operating expenses                             25,279                     28,149
                                                                             ----------------           ----------------
      Total operating expenses                                                        43,758                     45,834
  Long-term debt and other interest expense                                           13,466                     12,785
                                                                             ----------------           ----------------
      Total expenses                                                                  57,224                     58,619
                                                                             ----------------           ----------------

  Operating income before income taxes                                                 7,875                      7,994
  Income tax expense                                                                       -                      3,038
                                                                             ----------------           ----------------
      Net income                                                                       7,875                      4,956

OTHER COMPREHENSIVE INCOME (LOSS):

  Net unrealized gain (loss) on finance income receivable                            (1,488)                      2,024
  Income tax expense                                                                      -                         771
                                                                             ----------------           ----------------
                                                                                     (1,488)                      1,253
                                                                             ----------------           ----------------

  COMPREHENSIVE INCOME (LOSS)                                                        $ 6,387                    $ 6,209
                                                                             ----------------           ----------------
                                                                             ----------------           ----------------
EARNINGS PER SHARE:

      Basic                                                                          $  0.20                     $ 0.13
      Diluted                                                                        $  0.20                     $ 0.13

Weighted average shares:

      Basic                                                                       39,204,110                 38,988,885
      Diluted                                                                     39,279,849                 39,360,968


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,

                                                                            ------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999                   1998
                                                                            --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 7,875               $ 4,956
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                                     2,018                 2,938
  (Increase) decrease in assets:
      Automobile loans held for sale:
          Purchases of automobile loans                                          (583,671)             (585,583)
          Sales of automobile loans                                               550,000               588,194
          Repayments of automobile loans                                            7,839                25,939
      Finance income receivable                                                   (21,538)              (51,630)
      Due from securitization trusts                                              (86,738)              (15,016)
      Prepaid expenses and other assets                                               156                   500
  Increase (decrease) in liabilities:
      Deferred income taxes                                                             -                 3,807
      Accounts payable and accrued liabilities                                    (11,605)               (5,865)
                                                                            --------------         -------------

          Total cash used in operating activities                                (135,664)              (31,760)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of furniture, fixtures, and equipment                           1,078                     -
Purchase of furniture, fixtures and equipment                                      (1,713)               (1,431)
Collections on subordinated certificates                                              236                   274
                                                                            --------------         -------------

          Total cash used in investing activities                                    (399)               (1,157)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of Common Stock                                            221                   304
Proceeds from borrowings under warehouse facilities                               542,284               716,229
Repayment of borrowings under warehouse facilities                               (412,802)             (693,190)
Unsecured subordinated notes, net                                                   7,866                  (927)
Reduction of capital lease obligations                                               (217)                 (386)
                                                                            --------------         -------------

          Total cash provided by financing activities                             137,352                22,030
                                                                            --------------         -------------

Net increase (decrease) in cash and cash equivalents                                1,289               (10,887)
Cash and cash equivalents at beginning of period                                   10,827                17,274
                                                                            --------------         -------------

Cash and cash equivalents at end of period                                        $12,116               $ 6,387
                                                                            --------------         -------------
                                                                            --------------         -------------
Supplemental disclosures of cash flow information:
    Cash paid for:
    Interest                                                                      $25,659               $24,638


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                         ACCUMULATED
                                                  NUMBER OF     COMMON     ADDITIONAL       OTHER         RETAINED
                                                   COMMON        PAR        PAID IN     COMPREHENSIVE     EARNINGS
                                                   SHARES       VALUE       CAPITAL         INCOME        (DEFICIT)       TOTAL
                                                 ----------    -------     ----------   -------------    -----------    ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998                       39,156,888     $  392      $ 324,565     $   18,550     $  (74,698)    $  268,809
Issuance of Common Stock:
    Benefit plans                                    47,222         --            221             --             --            221

Amortization of deferred compensation                    --         --            209             --             --            209

Unrealized loss on financed income receivable            --         --             --         (1,488)            --         (1,488)

Net income                                               --         --             --             --          7,875          7,875

                                                 ----------     ------      ---------     ----------     ----------     ----------

BALANCE, MARCH 31, 1999                          39,204,110     $  392      $ 324,995     $   17,062     $  (66,823)    $  275,626
                                                 ----------     ------      ---------     ----------     ----------     ----------
                                                 ----------     ------      ---------     ----------     ----------     ----------

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1998 Annual Report on Form 10-K filed March 24, 1999.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the March 31, 1998 balances to conform to current period presentation.

     USE OF ESTIMATES

     In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of finance income receivable and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. The Company's estimation process is evaluated on a regular basis and modified when deemed necessary. Modifications to the estimation process may result in changes in estimates utilized to determine the carrying value of financed income receivables. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles. The range of assumptions, as well as actual performance, are reflective of the risk characteristics of the loans within specific securitization pools.

                             ARCADIA FINANCIAL LTD.

                      FOR THE QUARTER ENDED MARCH 31, 1999

2. FINANCE INCOME RECEIVABLE

The following table sets forth the components of finance income receivable:

                                                                                       AT                 AT
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      1999               1998
                                                                                 ----------------   ----------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments (1)                  $1,210,064         $1,195,466
Deferred servicing income                                                               (102,034)          (101,996)
Reserve for loan losses                                                                 (408,038)          (415,401)
                                                                                 ----------------   ----------------

Undiscounted cash flows on loans sold, net of estimated prepayments                      699,992            678,069
Discount to present value                                                                (91,996)           (90,123)
                                                                                 ----------------   ----------------
                                                                                       $ 607,996          $ 587,946
                                                                                 ----------------   ----------------
                                                                                 ----------------   ----------------
Reserve for loan losses as a percentage of servicing portfolio                             7.92%              8.15%

--------------

(1) Includes restricted cash deposits in securitization spread accounts of $237.8 million and $227.7 million at March 31, 1999 and December 31, 1998, respectively.

The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1998                                                                              $ 587,946
  Present value of estimated future cash flows from current period securitizations                         49,765
  Interest earned on spread accounts                                                                        3,790
  Recognition of present value effect of discounted cash flows                                             13,242
  Unrealized loss on retained assets                                                                       (1,488)
  Less:
    Excess cash flows released to the Company (1)                                                         (45,259)

                                                                                                        ---------
BALANCE AT MARCH 31, 1999                                                                               $ 607,996
                                                                                                        ---------
                                                                                                        ---------

----------------

(1) Pursuant to an arrangement between the Company and its provider of asset-backed securities insurance, if any insured securitization trust exceeds a specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Under such arrangement, the Company had approximately $9.4 million pledged and deposited in restricted accounts at March 31, 1999. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance for the related securitization trusts tests are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company at the end of the securitization term.

                             ARCADIA FINANCIAL LTD.

                      FOR THE QUARTER ENDED MARCH 31, 1999

3. OTHER ASSETS

                                                                      AT                              AT
                                                                MARCH 31, 1999                DECEMBER 31, 1998
                                                               ------------------          ---------------------
(DOLLARS IN THOUSANDS)
Interest advances to securitization trusts                               $ 4,743                        $ 5,967
Deferred debt issuance costs                                               9,757                         10,110
Investment in subordinated certificates                                    1,637                          1,873
Servicing fee receivable                                                   4,932                          4,841
Prepaid expenses                                                           1,398                          1,717
Other assets                                                               8,912                          6,911
                                                                        --------                       --------
                                                                        $ 31,379                       $ 31,419
                                                                        --------                       --------
                                                                        --------                       --------


4. SUBORDINATED NOTES

                                                                      AT                              AT
                                                                MARCH 31, 1999                DECEMBER 31, 1998
                                                               ------------------          ---------------------
(DOLLARS IN THOUSANDS)
Senior subordinated notes, Series 1996-A                                $ 30,000                       $ 30,000
Junior subordinated notes                                                 29,764                         21,898
                                                                        --------                       --------
                                                                        $ 59,764                       $ 51,898
                                                                        --------                       --------
                                                                        --------                       --------

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the three month periods ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     1999                            1998
                                                               ------------------              -----------------
Numerator:

  Net income                                                           $   7,875                      $   4,956
                                                                      ----------                     ----------
                                                                      ----------                     ----------

Denominator:

  Denominator for basic earnings per share - weighted
     average shares                                                   39,204,110                     38,988,885
  Dilutive effect of options and warrants (1)                             75,739                        372,083
                                                                      ----------                     ----------

  Denominator for diluted earnings per share - adjusted
     weighted average shares                                          39,279,849                     39,360,968
                                                                      ----------                     ----------
                                                                      ----------                     ----------
Basic earnings per share                                                $   0.20                       $   0.13
                                                                      ----------                     ----------
                                                                      ----------                     ----------
Diluted earnings per share                                              $   0.20                       $   0.13
                                                                      ----------                     ----------
                                                                      ----------                     ----------

-------------

(1) At March 31, 1999 and 1998, there were options and warrants outstanding to purchase an aggregate 7.0 million and 4.9 million common shares, respectively. All of these potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives substantially all of its earnings from the purchase, securitization and servicing of consumer automobile loans originated in 45 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 18 regional buying centers (or "hubs") located in 15 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     RESULTS OF OPERATIONS

     NET INTEREST MARGIN. The components of net interest margin for each of the three months ended March 31 were:

                                                                                      1999             1998
                                                                                  --------------   --------------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                                                           $ 7,105          $ 6,279
Interest income on short-term investments and other cash accounts                         1,842            3,060
Recognition of present value discount                                                    13,242           11,577
Provision for credit losses on loans held for sale                                         (900)            (969)

                                                                                       --------          -------
    Net interest margin                                                                $ 21,289          $19,947
                                                                                       --------          -------
                                                                                       --------          -------

     Net interest margin for the three months ended March 31, 1999 increased 7%, compared with the same period a year ago. The change in net interest margin is primarily due to an increase in present value discount recognized, resulting from higher discount rate assumptions used during the first quarter of 1999 in connection with the gain on sale of loans and the establishment of finance income receivable.

     Net interest margin also benefited from an increase in the average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, to $233.8 million from $183.1 million during the quarters ended March 31, 1999 and 1998, respectively, and a rise in the weighted average net interest rate spread earned on such loans held for sale to 12.18% during the first quarter of 1999 compared with 11.48% during the same period in 1998.

     The Company's loan purchasing and securitization volume for each of the three months ended March 31 are set forth in the table below.

                                                                                     1999                1998
                                                                                ----------------   -----------------
(DOLLARS IN THOUSANDS)
Total automobile loans purchased                                                    $ 582,468           $ 583,973

Automobile loans securitized                                                        $ 550,000           $ 588,194

     GAIN ON SALE OF LOANS. Revenue provided from gain on sale of loans was $22.0 million and $27.0 million during the three months ended March 31, 1999 and 1998, respectively. The decrease in gain on sale of loans reflects a 7% decrease in loan securitization volume and the effect of lower estimated recovery rates on future loan charge-offs compared with recovery rate estimates utilized in the first quarter of 1998. The Company made a change in accounting estimate and recognized a special charge to earnings during the second quarter of 1998, after determining it appropriate to lower its estimate of future recovery rates.

     The following table summarizes the significant factors and assumptions utilized in determining gain on sale of loans for each of the three month periods ended March 31:

                                                                                          1999           1998
                                                                                      --------------  ------------

Weighted average APR of loans securitized                                                    17.34%        17.04%
Weighted average securitization rate                                                          5.95          5.98
                                                                                             -----         -----
   Gross interest rate spread (1)                                                            11.39%        11.06%
                                                                                             -----         -----
                                                                                             -----         -----

Weighted average cumulative net losses (2)                                                    8.33%         6.14%
Weighted average present value discount rate on future excess cash flows                     10.00%         8.93%

-----------
(1)  Before gains/losses on hedging transactions.

(2) Assumptions for 1998 are based on original computation prior to adjustments to record permanent impairment of finance income receivable during June 1998.

     The rise in gross interest rate spread during the three months ended March 31, 1999 is primarily due to the Company's continued refinements to its risk-based pricing strategy resulting in slightly higher APR's.

     Any unamortized balance of participations paid to dealers is expensed at the time the related loans are securitized and recorded as a reduction to gain on sale. Participations paid as a percentage of the principal balance of loans purchased declined slightly to 2.83% during the three months ended March 31, 1999, from 2.86% in the same period a year ago.

     Gain on sale of loans has been adjusted for a $70,100 net realized gain and a $5.8 million net realized loss on hedging transactions during the first quarters of 1999 and 1998, respectively. The first quarter of 1998 realized hedging losses primarily resulted from the downward movement of treasury rates.

     SERVICING FEE INCOME. The components of servicing fee income for each of the three month periods ended March 31 were:

                                                                                        1999                1998
                                                                                    -------------       ------------
     (DOLLARS IN THOUSANDS)
     Contractual servicing fee income                                                 $14,354             $13,928
     Other servicing income                                                             7,461               5,738
                                                                                      -------             -------
        Total servicing fee income                                                    $21,815             $19,666
                                                                                      -------             -------
                                                                                      -------             -------


     The Company earns contractual servicing fee income for servicing loans sold to investors through securitizations. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding principal balance of all loans securitized. The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at March 31, 1999.

     Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 is primarily due to an increase in fees associated with certain customer payment services utilized for collecting delinquent accounts. Prior to the second quarter of 1998 the majority of such services were provided by outside vendors in return for a portion of the fee.

     The following table reflects the growth in the Company's servicing portfolio from March 31, 1998 to March 31, 1999:

                                                                               AT MARCH 31,
                                                                         1999                1998
                                                                    ----------------    ---------------
    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
    Principal balance of automobile loans held for sale                   $  44,125          $  21,129
    Principal balance of loans serviced under securitizations             5,104,822          5,005,350
                                                                        -----------        -----------

    Servicing portfolio                                                 $ 5,148,947        $ 5,026,479
                                                                        -----------        -----------
                                                                        -----------        -----------
    Average unpaid principal balance (actual dollars)                   $    11,177        $    11,775
    Number of loans serviced                                                460,692            426,884


     The Company's servicing portfolio (measured by principal balance) increased 2% from March 31, 1998 to March 31, 1999, reflecting loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans during the first quarter of 1999 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

     OPERATING EXPENSES. Salaries and benefits increased to $18.5 million in the first quarter of 1999, up 4% from $17.7 million during the same period in 1998. The increase in salaries and benefits is primarily due to an enhanced incentive program for collectors, partially offset by fewer FTE's and lower overtime compensation resulting from centralizing the Company's collection operations during 1998.

     Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, decreased 11% for the three months ended March 31, 1999, compared with the same period in 1998. The decrease is primarily attributable to lower repossession and remarketing expenses due to the elimination of the Company's retail remarketing program.

     IMPACT OF YEAR 2000. The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer based applications to recognize the date change from December 31, 1999 to January 1, 2000, potentially causing miscalculations, system failures and other operational problems.

     One of the Company's most critical operating systems is its loan accounting system. In July 1997, an internal implementation team along with outside consultants was assigned to evaluate, select, and implement a new installment loan accounting system and various sub-systems (the "ILA system") in connection with an initiative to replace and enhance the Company's key operating systems. One of the requirements for consideration was that the new ILA system be Year 2000 compliant. In late 1997, a contract was signed with a nationally recognized vendor to provide the Company with such a system. The contract warrants, among other things, that the core software system being purchased is fully Year 2000 compliant and that the software will be installed and in a testing phase with the Company's current system in the second quarter of 1999. To date, the Company believes that the terms of the contract have been met and that testing will be complete and the new ILA system placed into operation early in the third quarter of 1999.

     In addition, in early 1998 the Company formed a dedicated project team to conduct an extensive analysis of the impact that the Year 2000 issue might have on its automated information systems (exclusive of the ILA system), business support systems and facility operating systems. The project team has been responsible for the prioritization of Year 2000 tasks, development of implementation plans, and the establishment of timetables for completion and testing of all necessary modifications. As a result, the Company has initiated the replacement, modification or reprogramming of Year 2000 non-compliant hardware and software and since 1997 has required that all new hardware and software be certified as Year 2000 compliant prior to purchase. To assist in this process, the Company engaged an independent company to aid in the remediation of non-compliant programs. The modification, reprogramming, testing and implementation of the Company's non-compliant programs were completed in the first quarter of 1999. All Year 2000 testing was executed in an isolated systems environment dedicated for Year 2000 issues. As a contingency to the possibility of an unplanned delay in the implementation of the new ILA system discussed above, the Company's current loan accounting system was included in the programs provided to the independent company for remediation. This provides a Year 2000 compliant installment loan accounting system even if the implementation of the new ILA system should be delayed beyond the end of 1999.

     The Company estimates that the cost of its Year 2000 project will aggregate approximately $1.5 million, of which approximately $0.8 million has been expended through March 31, 1999. These costs do not include amounts related to the implementation of the ILA system or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of, the Year 2000 issue. Consistent with the Company's capitalization policy, the cost of such non-Year 2000 hardware and software purchases will be capitalized and amortized over their expected useful lives.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures that the Company undertakes, but also on the way in which the Year 2000 issue is addressed by its business partners, service providers, utility providers, governmental agencies and other entities with which the Company does business. The Company has developed and implemented a plan to contact parties which provide services critical to the successful operation of its business to heighten their awareness of the Year 2000 issue, to learn how they are addressing it and to evaluate any likely impact on the Company. For example, the Company completed a Year 2000 survey of its credit bureaus, investment bankers and warehouse providers during 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Company. At the current time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

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

     INCOME TAXES. The Company did not record an income tax provision during the three months ended March 31, 1999, due to the utilization of net operating loss carryforwards.

     FINANCIAL CONDITION

     DUE FROM SECURITIZATION TRUST. At March 31, 1999 and December 31, 1998, the Company had delivered $148.8 million and $62.1 million, respectively, of loans into securitization trusts for which the Company received cash from the trusts concurrent with the legal closing of the transactions in April 1999 and January 1999, respectively. The increase in due from securitization trust at March 31, 1999, is primarily due to the increase in size of the securitization transaction and timing of deliveries to the trust.

     AUTO LOANS HELD FOR SALE. The Company's portfolio of auto loans held for sale increased to $43.7 million at March 31, 1999, compared with $17.9 million at December 31, 1998, primarily due to an increase in loan purchasing volume during the first quarter 1999 compared with the fourth quarter of 1998.

     FINANCE INCOME RECEIVABLE. Finance income receivable increased to $608.0 million at March 31, 1999 from $587.9 million at December 31, 1998. This increase is primarily due to amounts capitalized upon completion of securitization transactions during the first quarter of 1999 related to the present value of estimate cash flows partially off-set by excess cash flows released to the Company from securitization trusts.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities decreased 31% to $25.3 million at March 31, 1999 as compared with $36.9 million at December 31, 1998. This decrease primarily reflects the semi-annual payment in March 1999 of accrued interest associated with the Company's Senior Notes.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

     The following tables describe the delinquency and credit loss and repossession experience of the Company's servicing portfolio for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to that set forth below.

DELINQUENCY EXPERIENCE (1):

                                                           MARCH 31, 1999                      DECEMBER 31, 1998
                                                 ---------------------------------     ----------------------------------
                                                   NUMBER OF          PRINCIPAL          NUMBER OF           PRINCIPAL
                                                     LOANS             BALANCE             LOANS              BALANCE
                                                 --------------     --------------     --------------      --------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                   460,692         $5,148,947            450,635          $5,096,222
Delinquencies:
  31-60 days                                             8,021           $ 87,630             12,176           $ 135,633
  61-90 days                                             3,505             39,477              4,161              47,599
  91 days or more                                        5,596             60,381              5,165              60,591
                                                       -------         ----------            -------          ----------
Total loans delinquent 31 or more days                  17,122          $ 187,488             21,502           $ 243,823
                                                       -------         ----------            -------          ----------
                                                       -------         ----------            -------          ----------
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                        3.72%              3.64%              4.77%               4.78%

Amount in repossession                                   5,542           $ 31,501              5,686            $ 32,676

-----------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)  Amounts shown do not include loans which are less than 31 days delinquent.


CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ---------------------------------
                                                                        1999               1998
                                                                    --------------     --------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period              $5,112,482         $5,001,781
Average number of loans outstanding during the period                     451,813            419,179
Number of charge-offs                                                       8,116              7,597

Gross charge-offs (2)                                                  $   62,907         $   52,479
Recoveries (3)                                                              8,207              3,576
                                                                       ----------         ----------
Net losses                                                             $   54,700         $   48,903
                                                                       ----------         ----------
                                                                       ----------         ----------

Annualized gross charge-offs as a percentage of average
  servicing portfolio                                                        4.92%              4.20%
Annualized net losses as a percentage of average
   servicing portfolio                                                       4.28%              3.91%

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

     The Company's delinquency rate has declined compared to December 31, 1998, in part because of a recovery from the normal seasonal pressure on collection efforts which is generally highest in the fourth quarter of the year. Management also believes that the decrease in the delinquency rate reflects improvements in the Company's collections and servicing functions implemented during 1998 and the first quarter of 1999.

     The increase in gross charge-offs and net losses during the three months ended March 31, 1999, compared to the same period a year ago primarily reflects the utilization of only wholesale disposition channels for the sale of repossessed vehicles. Although recovery rates on the sale of vehicles through wholesale channels is generally lower than those realized through retail distribution channels, management believes that its decision in June 1998 to discontinue its retail remarketing operations has enabled it to better manage its level of repossessed inventory, due to the increase in the speed at which repossessed vehicles can be liquidated, and as a result has improved the timing of excess cash flows released to the Company from securitization trusts.

LIQUIDITY

     The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) the purchase and financing of automobile loans pending securitization, (ii) payment of dealer participations, (iii) deposits of cash held from time to time in restricted accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) the cost of repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has operated to date on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company expects that it will require additional capital in the future to fund continued negative cash flows, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

     PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

     PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $582.5 million of loans during the first three months of 1999 compared to $584.0 million during the same period in 1998. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because the warehouse facilities limit the advance rate to less than 100% of the loan balances being purchased, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources.

     DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealer participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. When loans are securitized, the related dealer participation is expensed and subsequently recovered over the estimated life of the related loan through the return to the Company of excess cash flow from the securitization trust. Participations paid by the Company to dealers during the three months ended March 31, 1999 were $16.5 million, or approximately 2.83% of the principal balance of loans purchased, compared with $16.7 million, or approximately 2.86% of loans purchased, during the same period in 1998.

     SPREAD ACCOUNT AND SECURITIZATION EXPENSES. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company primarily funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for certain securitizations the Company has been required to provide initial cash deposits into the spread accounts which generally ranged from one to two percent of the principal balance of loans securtized. In exchange for an increase in the insurance premiums paid to the Company's provider of asset-backed securities insurance, the Company has eliminated or significantly reduced the amount of cash required for initial deposits in connection with securitizations completed since 1997. There can be no assurance that similar insurance arrangements will be negotiated for future securitizations; failure to negotiate similar terms would increase the Company's need for cash to fund its securitization activity.

     The Company had $237.8 million of restricted cash in spread accounts at March 31, 1999, compared with $227.7 million at December 31, 1998. The increase in restricted cash in spread accounts reflects the continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows from securitization trusts spread accounts which have reached appropriate levels. In addition to the restricted cash noted above, spread accounts were further supported by $34.5 million and $18.5 million of reinsurance contracts at March 31, 1999 and December 31, 1998, respectively, purchased by the Company's asset-backed securities insurance provider in connection with the initial deposit arrangement discussed above, as well as an additional $60.0 million in reinsurance contracts related to the early release of $60.0 million of cash from spread accounts during 1998. The $60.0 million will be replenished in the relevant spread accounts, and the amount of reinsurance reduced, by means of a $3.0 million reduction in the level of monthly cash releases from the spread accounts beginning in May 1999 and increasing to $5.0 million per month beginning in October 1999.

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

     REPOSSESSED INVENTORY. At March 31, 1999, repossessed inventory managed or owned by the Company and held for resale was $31.5 million, compared with $32.7 million at December 31, 1998. The rate of repossessed inventory turnover impacts cash available for deposit to spread accounts from securitization trusts and, consequently, the excess cash potentially available for distribution to the Company. At March 31, 1999, and December 31, 1998, repossessed inventory was 0.6% of the total servicing portfolio. Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions after December 31, 1998, and generally lower wholesale used car prices.

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

     PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

     EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. During the first quarter of 1999, the Company received $45.3 million of excess cash flow, compared with $25.0 million during the first quarter 1998. The Company has entered into an arrangement with its provider of asset-backed insurance which provides that, if any insured securitization trust exceeds its specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. At March 31, 1999 an aggregate $9.4 million of cash released from spread accounts was restricted pursuant to such arrangement. Such pledged amounts are included in cash and cash equivalents. Restrictions on the pledged amounts may be lifted if the portfolio performance tests for the related securitization trusts are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trusts are repurchased at the end of the securitization term. There can be no assurance that the restrictions will be lifted or, absent amendments to the portfolio performance tests, that additional performance tests will not be exceeded thereby increasing the level of excess cash which must be pledged. A significant increase in the level of cash pledged under such arrangement would significantly limit the Company's ability to fund the purchase and securitization of loans.

     SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts ranges from one percent to 1.25 percent of the outstanding principal balance on loans subsequently securitized. The Company also receives collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. During the three months ended March 31, 1999 and 1998, the Company received cash for such services in the amount of $21.8 million and $19.9 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

     The Company finances the acquisition of automobile loans primarily through
(i) warehouse facilities, pursuant to which loans are financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

     WAREHOUSE FACILITIES. Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At March 31, 1999, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $700.0 million, of which $570.5 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities. One of the Company's warehouse facilities with a capacity of $400.0 million will expire in July 1999 and the remaining facilities expire in September and October of 1999. Management believes that these facilities will be renewed or replaced and will continue to provide adequate capacity for loan originations. However, failure to renew or find satisfactory replacements for these facilities, would have a significant adverse impact on the Company's operations by significantly reducing the Company's ability to purchase automobile loans.

     SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to realize the value of its automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitization transactions during the three months ended March 31, 1999, all of which were publicly issued and rated "AAA/Aaa".

                                                           REMAINING
                                                          BALANCE AS A                                       CURRENT
                                          REMAINING      PERCENTAGE OF       CURRENT         WEIGHTED         GROSS
                                          BALANCE AS    ORIGINAL BALANCE    WEIGHTED         AVERAGE         INTEREST
DATE                      ORIGINAL       OF MARCH 31,                        AVERAGE      SECURITIZATION       RATE
                          BALANCE            1999                              APR             RATE           SPREAD
---------------------- --------------- --------------- ------------------ -------------- ----------------- -------------
(DOLLARS IN
   THOUSANDS)

March 1999 (1)           $ 550,000       $    394,943        71.81%          17.34%           5.95%           11.39%


(1) As of March 31, 1999, the Company had delivered $401.2 million of automobile loans and $148.8 million of cash remained in the pre-funded portion of the trust.

     HEDGING STRATEGY

     The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward US Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. These up-front cash receipts or payments are off-set in future periods through the realization of a lower or higher spread, respectively, established at the time of pricing the hedged transaction. During the first quarter of 1999, the Company's hedging activities generated net cash flows to the Company of $70,107 compared to a net use of cash during the same period a year ago of $5.8 million. There were no unrealized gains or losses outstanding at March 31, 1999.

     OTHER CAPITAL RESOURCES

     Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

     The Company has a program to sell up to $100.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Company's Senior
Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. During the first three months of 1999 proceeds from the issuance of Junior Subordinated Notes, net of redemptions, were $7.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis - Capital Resources - Hedging Strategy" for additional information regarding such market risks.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Under the applicable Securities and Exchange Commission rules, there is no further new information with respect to legal proceedings that the Company is required to report in connection with this Quarterly Report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURING HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

        The following exhibits are filed in response to Item 601 of Regulation S-K.


EXHIBIT
 NO.      DESCRIPTION
  3.1     Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1998).

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

 4.13 Form of 111/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

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

10.1      Series 1999-A Supplement, dated as of March 17, 1999, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated as of November 19,1998, among the Company, Arcadia Receivables Finance
          Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.2      Insurance and Indemnity Agreement, dated as of March 17, 1999, among
          Financial Security Assurance, Inc., Arcadia Automobile Receivables
          Trust, 1999-A, Arcadia Receivables Finance Corp. and the Company
          (filed herewith).

10.3 Consulting Agreement, dated as of January 20, 1999, by and between the Company and Warren Kantor (filed herewith).

10.4 Employment Agreement dated as of January 20, 1999, by and between the Company and Robert A. Marshall (filed herewith).

10.5 Non-statutory Stock Option Agreement, dated January 20, 1999, by and between the Company and Warren Kantor (filed herewith).

10.6      Arcadia Financial Ltd. 1999 Omnibus Stock Plan (filed herewith).

10.7 1992 Director Stock Option Plan, (as amended January 27, 1999) (filed herewith).

27.1      Financial Data Schedule (filed herewith).

     (b)  REPORTS ON FORM 8-K

     On March 3, 1999, the Company filed a Current Report on Form 8-K dated March 1, 1999, announcing that the Company had dismissed Ernst & Young LLP as the Company's independent auditors.

     On March 8, 1999 the Company filed a Current Report on Form 8-K dated March 5, 1999, reporting that the Company's independent auditors had released their report dated January 25, 1999 on the Company's consolidated balance sheets as of December 31, 1998 and 1997 (as restated) and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 (as restated with respect to 1997 and 1996).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARCADIA FINANCIAL LTD.

SIGNATURE                                            TITLE                                                   DATE
     /s/ Richard A. Greenawalt          Director and Chief Executive Officer                             May 14, 1999
---------------------------------
       Richard A. Greenawalt

         /s/ John A. Witham             Executive Vice President and Chief Financial Officer             May 14, 1999
---------------------------------       (Principal Financial Officer)
           John A. Witham

       /s/ Brian S. Anderson            Senior Vice President, Corporate Controller and                  May 14, 1999
---------------------------------       Assistant Secretary (Principal Accounting Officer)
         Brian S. Anderson

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
  3.1     Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1998).

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

 4.13 Form of 111/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).

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

10.1      Series 1999-A Supplement, dated as of March 17, 1999, to Spread
          Account Agreement dated as of March 25, 1993, as amended and restated as of November 19,1998, among the Company, Arcadia Receivables Finance
          Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota,
          National Association (filed herewith).

10.2      Insurance and Indemnity Agreement, dated as of March 17, 1999, among
          Financial Security Assurance, Inc., Arcadia Automobile Receivables
          Trust, 1999-A, Arcadia Receivables Finance Corp. and the Company
          (filed herewith).

10.3 Consulting Agreement, dated as of January 20, 1999, by and between the Company and Warren Kantor (filed herewith).

10.4 Employment Agreement dated as of January 20, 1999, by and between the Company and Robert A. Marshall (filed herewith).

10.5 Non-statutory Stock Option Agreement, dated January 20, 1999, by and between the Company and Warren Kantor (filed herewith).

10.6      Arcadia Financial Ltd. 1999 Omnibus Stock Plan (filed herewith).

10.7 1992 Director Stock Option Plan, (as amended January 27, 1999) (filed herewith).

27.1      Financial Data Schedule (filed herewith).