Form 10-Q/A
period 1999-03-31
ARCADIA FINANCIAL LTD
filed 1999-07-28
CIK 879674

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

         The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to amend Items 1 and 2 of Part I in their entirety. Such amendments reflect a restatement of the Company's consolidated balance sheets and related consolidated statements of operations and comprehensive income, and cash flows. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information.

                             FORM 10-Q/A-1 INDEX

                                                                              PAGE
    PART I    FINANCIAL INFORMATION
    Item 1.   Consolidated Financial Statements                                  3
    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            11
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21

    PART II   OTHER INFORMATION
    Item 6.   Exhibits and Reports on Form 8-K                                  22

    SIGNATURES                                                                  23

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

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          (RESTATED,
                                                                          SEE NOTE 2)
(DOLLARS IN THOUSANDS, EXCEPT SHARE  AND PER SHARE AMOUNTS)              MARCH 31, 1999           DECEMBER 31, 1998
                                                                      ---------------------      ------------------

                                                      ASSETS

Cash and cash equivalents                                                          $ 2,146                 $ 6,326
Restricted cash                                                                      9,970                   4,501
Due from securitization trust                                                           -                   62,081
Auto loans held for sale                                                           192,550                  17,899
Finance income receivable                                                          607,996                 587,946
Furniture, fixtures and equipment                                                   16,239                  17,511
Other assets                                                                        31,379                  31,419
                                                                            ---------------          --------------

     Total assets                                                                $ 860,280               $ 727,683
                                                                            ---------------          --------------
                                                                            ---------------          --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                           $ 129,482            $         -
Senior notes                                                                       366,911                 366,657
Subordinated notes                                                                  59,764                  51,898
Capital lease obligations                                                            3,167                   3,384
Accounts payable and accrued liabilities                                            25,330                  36,935
                                                                            ---------------          --------------

     Total liabilities                                                             584,654                 458,874

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
    Common stock 39,204,110 and 39,156,888 shares issued
    and outstanding, respectively                                                      392                     392
Additional paid-in capital                                                         324,995                 324,565
Accumulated other comprehensive income                                              17,062                  18,550
Retained earnings                                                                  (66,823)                (74,698)
                                                                            ---------------          --------------

     Total shareholders' equity                                                    275,626                 268,809
                                                                            ---------------          --------------

     Total liabilities and shareholders' equity                                  $ 860,280               $ 727,683
                                                                            ---------------          --------------
                                                                            ---------------          --------------

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                   ----------------------------------------
                                                                                      (RESTATED,
                                                                                      SEE NOTE 2)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                               1999                    1998
                                                                                   ----------------       -----------------
REVENUES:
  Net interest margin                                                                      $21,289                $ 19,947
  Gain on sale of loans                                                                     25,971                  27,000
  Servicing fee income                                                                      21,815                  19,666
                                                                                   ----------------       -----------------

      Total revenues                                                                        69,075                  66,613

EXPENSES:
  Salaries and benefits                                                                     18,479                  17,685
  General and administrative and other operating expenses                                   25,279                  28,149
                                                                                   ----------------       -----------------

      Total operating expenses                                                              43,758                  45,834
  Long-term debt and other interest expense                                                 13,466                  12,785
                                                                                   ----------------       -----------------

      Total expenses                                                                        57,224                  58,619
                                                                                   ----------------       -----------------

  Operating income before income taxes and cumulative effect                                11,851                   7,994
  Income tax expense                                                                             -                   3,038
                                                                                   ----------------       -----------------

  Operating income before cumulative effect                                                 11,851                   4,956
  Cumulative effect of change in accounting, net of taxes of $0 (note 2)                    (3,976)                      -
                                                                                   ----------------       -----------------
       Net income                                                                            7,875                   4,956

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on finance income receivable                                   (1,488)                  2,024
  Income tax expense                                                                             -                     771
                                                                                   ----------------       -----------------
                                                                                            (1,488)                  1,253
                                                                                   ----------------       -----------------

  COMPREHENSIVE INCOME (LOSS)                                                             $  6,387                $  6,209
                                                                                   ----------------       -----------------
                                                                                   ----------------       -----------------

EARNINGS PER SHARE:
  Operating income per share before cumulative effect - basic                             $   0.30                $   0.13
  Cumulative effect per share - basic                                                     $  (0.10)                      -
                                                                                   ----------------       -----------------
  Net income per share - basic                                                            $   0.20                $   0.13
                                                                                   ----------------       -----------------
                                                                                   ----------------       -----------------

  Operating income per share before cumulative effect - diluted                           $   0.30                $   0.13
  Cumulative effect per share - dilutive                                                  $  (0.10)                      -
                                                                                   ----------------       -----------------
  Net income per share - dilutive                                                         $   0.20                $   0.13
                                                                                   ----------------       -----------------
                                                                                   ----------------       -----------------
Weighted average shares:
      Basic                                                                             39,204,110              38,988,885
      Diluted                                                                           39,279,849              39,360,968


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            ------------------------------------
                                                                              (RESTATED,
                                                                              SEE NOTE 2)
(DOLLARS IN THOUSANDS)                                                           1999                  1998
                                                                            --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 7,875               $ 4,956
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                                     2,018                 2,938
  (Increase) decrease in assets:
      Automobile loans held for sale:
          Purchases of automobile loans                                          (583,671)             (585,583)
          Sales of automobile loans                                               463,262               588,194
          Repayments of automobile loans                                            7,839                25,939
      Restricted Cash                                                              (5,469)               (3,065)
      Finance income receivable                                                   (21,538)              (51,630)
      Due from securitization trusts                                                   -                (15,016)
      Prepaid expenses and other assets                                               156                   500
  Increase (decrease) in liabilities:
      Deferred income taxes                                                            -                  3,807
      Accounts payable and accrued liabilities                                    (11,605)               (5,865)
                                                                            --------------         -------------

          Total cash used in operating activities                                (141,133)              (34,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures, and equipment                           1,078                    -
Purchase of furniture, fixtures and equipment                                      (1,713)               (1,431)
Collections on subordinated certificates                                              236                   274
                                                                            --------------         -------------

          Total cash used in investing activities                                    (399)               (1,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                            221                   304
Proceeds from borrowings under warehouse facilities                               542,284               716,229
Repayment of borrowings under warehouse facilities                               (412,802)             (693,190)
Unsecured subordinated notes, net                                                   7,866                  (927)
Reduction of capital lease obligations                                               (217)                 (386)
                                                                            --------------         -------------

          Total cash provided by financing activities                             137,352                22,030
                                                                            --------------         -------------

Net increase (decrease) in cash and cash equivalents                               (4,180)              (13,952)
Cash and cash equivalents at beginning of period                                    6,326                18,946
                                                                            --------------         -------------

Cash and cash equivalents at end of period                                         $2,146               $ 4,994
                                                                            --------------         -------------
                                                                            --------------         -------------

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                                      $25,659               $24,638

            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                               NUMBER OF       COMMON     ADDITIONAL         OTHER          RETAINED
                                                COMMON           PAR        PAID IN      COMPREHENSIVE      EARNINGS
                                                SHARES         VALUE        CAPITAL          INCOME         (DEFICIT)       TOTAL
                                               ------------  -----------  ------------  ----------------- -------------- ----------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998                       39,156,888    $      392    $  324,565    $   18,550     $  (74,698)    $  268,809
Issuance of Common Stock:
    Benefit plans                                    47,222             -           221             -              -            221
Amortization of deferred compensation                     -             -           209             -              -            209
Unrealized loss on financed income receivable             -             -             -        (1,488)             -         (1,488)
Net income                                                -             -             -             -          7,875          7,875
                                                 ----------    ----------    ----------    ----------     ----------     ----------

BALANCE, MARCH 31, 1999                          39,204,110    $      392    $  324,995    $   17,062     $  (66,823)    $  275,626
                                                 ----------    ----------    ----------    ----------     ----------     ----------
                                                 ----------    ----------    ----------    ----------     ----------     ----------

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

         Certain reclassifications have been made to the March 31, 1998 balances to conform to current period presentation. Certain balance sheet amounts have been reclassified from their December 31, 1998 presentation.

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

2.  CHANGES IN ACCOUNTING METHOD AND ACCOUNTING ESTIMATES

         Effective January 1, 1999 the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset-backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records sales of asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold. As a result of the change, gain on sale of approximately $9.0 million related to the sale of approximately $148.8 million of automobile loans was recorded in the second quarter, that otherwise would have been recorded in the first quarter. In addition, the Company removed an accrual which was recorded in the first quarter for unidentified loan loss contingencies of approximately $9.0 million. The significant effects of the restatement on the Consolidated Balance Sheet at March 31, 1999 and the Consolidated Statements of Operations and Comprehensive Income are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 1999
                                                                            -----------------------------------------
                                                                                   AS                       AS
(In millions, except per share data)                                            REPORTED                 RESTATED
                                                                            -----------------        ----------------
CONSOLIDATED BALANCE SHEET:
  Due from securitization trust                                                 $  148,819           $          -
  Auto loans held for sale                                                      $   43,731           $    192,550

CONSOLIDATED STATEMENT OF OPERATIONS:
  Gain on sale of loans                                                         $   21,995           $     25,971
  Operating Income before cumulative effect                                     $    7,875           $     11,851
  Cumulative effect of change in accounting, net of tax of $0                   $        -           $     (3,976)
  Net income                                                                    $    7,875           $      7,875
  Basic earnings per share - net income                                         $     0.20           $       0.20
  Diluted earnings per share - net income                                       $     0.20           $       0.20


         The impact of the change in accounting method on the three months ended March 31, 1999 was to reduce earnings by approximately $5.0 million. Had the Company applied this accounting method for the three months ended March 31, 1998 earnings would have been lower by approximately $1.4 million.

                             ARCADIA FINANCIAL LTD.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE QUARTER ENDED MARCH 31, 1999



3. FINANCE INCOME RECEIVABLE

The following table sets forth the components of finance income receivable:

                                                                                         AT                 AT
                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1999               1998
                                                                                   ----------------   ---------------
(DOLLARS IN THOUSANDS)
Estimated cash flows on loans sold, net of estimated prepayments (1)                    $1,201,030        $1,195,466
Deferred servicing income                                                                 (102,034)         (101,996)
Reserve for loan losses                                                                   (399,004)         (415,401)
                                                                                   ----------------   ---------------

Undiscounted cash flows on loans sold, net of estimated prepayments                        699,992           678,069
Discount to present value                                                                  (91,996)          (90,123)
                                                                                   ----------------   ---------------
                                                                                         $ 607,996         $ 587,946
                                                                                   ----------------   ---------------
                                                                                   ----------------   ---------------
Reserve for loan losses as a percentage of securitized servicing portfolio                   8.05%             8.18%

--------------
(1) Includes restricted cash deposits in securitization spread accounts of $237.8 million and $227.7 million at March 31, 1999 and December 31, 1998, respectively.


The following represents the roll-forward of the finance income receivable balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1998                                                             $ 587,946
  Present value of estimated future cash flows from current period securitizations        49,765
  Interest earned on spread accounts                                                       3,790
  Recognition of present value effect of discounted cash flows                            13,242
  Unrealized loss on retained assets                                                      (1,488)
  Less:
    Excess cash flows released to the Company (1)                                        (45,259)
                                                                                     ------------
BALANCE AT MARCH 31, 1999                                                              $ 607,996
                                                                                     ------------
                                                                                     ------------

----------------
  (1) Pursuant to an arrangement between the Company and its provider of asset-backed securities insurance, if any insured securitization trust exceeds a specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Under such arrangement, the Company had approximately $9.4 million pledged and deposited in restricted accounts at March 31, 1999. Such pledged amounts are included in restricted cash. Restrictions on the pledged amounts may be lifted if the portfolio performance for the related securitization trusts tests are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company at the end of the securitization term.

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      FOR THE QUARTER ENDED MARCH 31, 1999


4. OTHER ASSETS

                                                                       AT                            AT
                                                                 MARCH 31, 1999              DECEMBER 31, 1998
                                                               ------------------          ---------------------
(DOLLARS IN THOUSANDS)
Interest advances to securitization trusts                            $ 4,743                     $ 5,967
Deferred debt issuance costs                                            9,757                      10,110
Investment in subordinated certificates                                 1,637                       1,873
Servicing fee receivable                                                4,932                       4,841
Prepaid expenses                                                        1,398                       1,717
Other assets                                                            8,912                       6,911
                                                                --------------             ---------------
                                                                     $ 31,379                    $ 31,419
                                                                --------------             ---------------
                                                                --------------             ---------------


5. SUBORDINATED NOTES

                                                                      AT                            AT
                                                                MARCH 31, 1999             DECEMBER 31, 1998
                                                               ---------------             -----------------
(DOLLARS IN THOUSANDS)
Senior subordinated notes, Series 1996-A                            $ 30,000                       $ 30,000
Junior subordinated notes                                             29,764                         21,898
                                                                --------------             ----------------
                                                                    $ 59,764                       $ 51,898
                                                                --------------             ----------------
                                                                --------------             ----------------

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the three month periods ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                     1999                        1998
                                                                --------------             ---------------
Numerator:
  Income from operations before cumulative effect                  $  11,851                    $   4,956
                                                                --------------             ---------------
                                                                --------------             ---------------
Denominator:
  Denominator for basic earnings per share - weighted
     average shares                                               39,204,110                   38,988,885
  Dilutive effect of options and warrants (1)                         75,739                      372,083
                                                                --------------             ---------------

  Denominator for diluted earnings per share - adjusted
     weighted average shares                                      39,279,849                   39,360,968
                                                                --------------             ---------------
                                                                --------------             ---------------
Basic income from operations before cumulative effect               $   0.30                     $   0.13
                                                                --------------             ---------------
                                                                --------------             ---------------
Diluted income from operations before cumulative effect             $   0.30                     $   0.13
                                                                --------------             ---------------
                                                                --------------             ---------------

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

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

         Changes in Accounting Method and Accounting Estimates

         Effective January 1, 1999 the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset-backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records sales of asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold. As a result of the change, gain on sale of approximately $9.0 million related to the sale of approximately $148.8 million of automobile loans was recorded in the second quarter, that otherwise would have been recorded in the first quarter. In addition, the Company removed an accrual which was recorded in the first quarter for unidentified loan loss contingencies of approximately $9.0 million.

         NET INTEREST MARGIN. The components of net interest margin for each of the three months ended March 31 were:

                                                                        1999            1998
                                                                    -----------      -----------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                                           $ 7,105          $ 6,279
Interest income on short-term investments and other cash accounts         1,842            3,060
Recognition of present value discount                                    13,242           11,577
Provision for credit losses on loans held for sale                         (900)            (969)
                                                                    -----------      -----------
    Net interest margin                                                $ 21,289          $19,947
                                                                    -----------      -----------
                                                                    -----------      -----------

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

         The Company's loan purchasing and securitization volume for each of the three months ended March 31 are set forth in the table below.

                                           1999               1998
                                     --------------      --------------
(DOLLARS IN THOUSANDS)
Total automobile loans purchased       $ 582,468           $ 583,973

Automobile loans securitized           $ 463,262           $ 588,194

            GAIN ON SALE OF LOANS. Revenue provided from gain on sale of loans was $26.0 million and $27.0 million during the three months ended March 31, 1999 and 1998, respectively. The decrease in gain on sale of loans reflects a 21% decrease in loan securitization volume and the effect of lower estimated recovery rates on future loan charge-offs compared with recovery rate estimates utilized in the first quarter of 1998. The Company made a change in accounting estimate and recognized a special charge to earnings during the second quarter of 1998, after determining it appropriate to lower its estimate of future recovery rates.

         The following table summarizes the significant factors and assumptions utilized in determining gain on sale of loans for each of the three month periods ended March 31:

                                                                                   1999         1998
                                                                             -------------  ------------
Weighted average APR of loans securitized                                          17.31%        17.04%
Weighted average securitization rate                                                5.92          5.98
                                                                             -------------  ------------
   Gross interest rate spread (1)                                                  11.39%        11.06%
                                                                             -------------  ------------
                                                                             -------------  ------------
Weighted average cumulative net losses (2)                                          8.33%         6.14%

----------
  (1)    Before gains/losses on hedging transactions.
  (2) Assumptions for 1998 are based on original computation prior to adjustments to record permanent impairment of finance income receivable during June 1998.

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

         SERVICING FEE INCOME. The components of servicing fee income for each of the three month periods ended March 31 were:

                                               1999                1998
                                           -------------       ------------
     (DOLLARS IN THOUSANDS)
     Contractual servicing fee income        $14,354             $13,928
     Other servicing income                    7,461               5,738
                                           -------------       ------------
        Total servicing fee income           $21,815             $19,666
                                           -------------       ------------
                                           -------------       ------------

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

         The following table reflects the growth in the Company's servicing portfolio from March 31, 1998 to March 31, 1999:

                                                                            AT MARCH 31,
                                                                       1999              1998
                                                                  --------------    ---------------
       (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
       Principal balance of automobile loans held for sale          $   192,944        $    21,129
       Principal balance of loans serviced under securitizations      4,956,003          5,005,350
                                                                  --------------    ---------------
       Servicing portfolio                                          $ 5,148,947        $ 5,026,479
                                                                  --------------    ---------------
                                                                  --------------    ---------------
       Average unpaid principal balance (actual dollars)            $    11,177        $    11,775
       Number of loans serviced                                         460,692            426,884


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

         FINANCIAL CONDITION

         AUTO LOANS HELD FOR SALE. The Company's portfolio of auto loans held for sale increased to $192.5 million at March 31, 1999, compared with $17.9 million at December 31, 1998, primarily due to the Company's change in accounting policy described above and increase in loan purchasing volume during the first quarter 1999 compared with the fourth quarter of 1998.

         FINANCE INCOME RECEIVABLE. Finance income receivable increased to $608.0 million at March 31, 1999 from $587.9 million at December 31, 1998. This increase is primarily due to amounts capitalized upon completion of securitization transactions during the first quarter of 1999 related to the present value of estimated cash flows partially off-set by excess cash flows released to the Company from securitization trusts.

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

DELINQUENCY EXPERIENCE (1):

                                                          MARCH 31, 1999                        DECEMBER 31, 1998
                                                 ---------------------------------     -----------------------------------
                                                   NUMBER OF                             NUMBER OF
                                                     LOANS             BALANCE             LOANS               BALANCE
                                                 --------------     --------------     ---------------      --------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                   460,692         $5,148,947             450,635          $5,096,222
Delinquencies:
  31-60 days                                             8,021           $ 87,630              12,176           $ 135,633
  61-90 days                                             3,505             39,477               4,161              47,599
  91 days or more                                        5,596             60,381               5,165              60,591
                                                 --------------     --------------     ---------------      --------------
Total loans delinquent 31 or more days                  17,122          $ 187,488              21,502           $ 243,823
                                                 --------------     --------------     ---------------      --------------
                                                 --------------     --------------     ---------------      --------------
Delinquencies as a percentage of
  number of loans and amount
  outstanding at end of period (2)                        3.72 %             3.64 %              4.77 %              4.78 %
Amount in repossession                                   5,542           $ 31,501               5,686            $ 32,676

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

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    ----------------------------------
                                                                        1998                1997
                                                                    --------------     ---------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding during the period              $5,112,482          $5,001,781
Average number of loans outstanding during the period                     451,813             419,179
Number of charge-offs                                                       8,116               7,597

Gross charge-offs (2)                                                    $ 62,907            $ 52,479
Recoveries (3)                                                              8,207               3,576
                                                                    --------------     ---------------
Net losses                                                               $ 54,700            $ 48,903
                                                                    --------------     ---------------
                                                                    --------------     ---------------

Annualized gross charge-offs as a percentage of average
  servicing portfolio                                                        4.92 %              4.20 %
Annualized net losses as a percentage of average
   servicing portfolio                                                       4.28 %              3.91 %

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

         PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

    EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. During the first quarter of 1999, the Company received $45.3 million of excess cash flow, compared with $25.0 million during the first quarter 1998. The Company has entered into an arrangement with its provider of asset-backed insurance which provides that, if any insured securitization trust exceeds its specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. At March 31, 1999 an aggregate $9.4 million of cash released from spread accounts was restricted pursuant to such arrangement. Such pledged amounts are included in restricted cash. Restrictions on the pledged amounts may be lifted if the portfolio performance tests for the related securitization trusts are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trusts are repurchased at the end of the securitization term. There can be no assurance that the restrictions will be lifted or, absent amendments to the portfolio performance tests, that additional performance tests will not be exceeded thereby increasing the level of excess cash which must be pledged. A significant increase in the level of cash pledged under such arrangement would significantly limit the Company's ability to fund the purchase and securitization of loans.

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


                                                            REMAINING
                                                           BALANCE AS A                                     CURRENT
                                           REMAINING        PERCENTAGE      CURRENT         WEIGHTED         GROSS
                                           BALANCE AS           OF         WEIGHTED         AVERAGE         INTEREST
    SECURITIZATION          ORIGINAL      OF MARCH 31,       ORIGINAL       AVERAGE      SECURITIZATION       RATE
     TRANSACTION            BALANCE           1999            BALANCE         APR             RATE           SPREAD
----------------------   -------------   --------------   --------------  ----------     ---------------   -----------
(DOLLARS IN THOUSANDS)
1999-A (1)               $ 550,000       $    394,943        71.81%          17.34%           5.95%           11.39%

---------------
(1) As of March 31, 1999, the Company had delivered $401.2 million of automobile loans for the 1999-A securitization transaction and $148.8 million of cash remained in the pre-funded portion of the trust.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis - Capital Resources -Hedging Strategy" for additional information regarding such market risks.

                            PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

        The following exhibits are filed in response to Item 601 of Regulation S-K.

   EXHIBIT
     NO.      DESCRIPTION
  --------    -----------
   18.1       Preferability Letter (filed herewith).

   27.1       Financial Data Schedule (filed herewith).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Quarterly Report on Form 10-Q be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARCADIA FINANCIAL LTD.


                   SIGNATURE                                            TITLE                         DATE
           /s/ Richard A. Greenawalt          Director and Chief Executive Officer                     July 28, 1999
      -------------------------------------   (Principal Executive Officer)
             Richard A. Greenawalt

               /s/ John A. Witham             Executive Vice President and Chief Financial Officer     July 28, 1999
      -------------------------------------   (Principal Financial Officer)
                 John A. Witham

             /s/ Brian S. Anderson            Senior Vice President, Corporate Controller and          July 28, 1999
      -------------------------------------   Assistant Secretary (Principal Accounting Officer)
               Brian S. Anderson
