Form 10-Q
period 1999-06-30
ARCADIA FINANCIAL LTD
filed 1999-07-28
CIK 879674

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

                       For the quarter ended June 30, 1999

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

     The number of shares of the Common Stock of the registrant outstanding as of July 16, 1999 was 39,274,527.

                                 FORM 10-Q INDEX


                                                                                PAGE
    PART I    FINANCIAL INFORMATION
    Item 1.   Consolidated Financial Statements                                    3
    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                            11
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk          23

    PART II   OTHER INFORMATION
    Item 1.   Legal Proceedings                                                   24
    Item 2.   Changes in Securities and Use of Proceeds                           24
    Item 3.   Defaults Upon Senior Securities                                     24
    Item 4.   Submission of Matters to a Vote of Security Holders                 24
    Item 5.   Other Information                                                   25
    Item 6.   Exhibits and Reports on Form 8-K                                    25

    SIGNATURES                                                                    28

    EXHIBIT INDEX                                                                 29


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

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; accounting changes; regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate debt and/or equity financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to this Quarterly Report on Form 10-Q.

                             ARCADIA FINANCIAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)               JUNE 30, 1999           DECEMBER 31, 1998
                                                                     --------------------    ------------------------
                                     ASSETS
Cash and cash equivalents                                                    $   1,294                   $   6,326
Restricted cash                                                                 10,138                       4,501
Due from securitization trust                                                      ---                      62,081
Auto loans held for sale                                                       208,717                      17,899
Finance income receivable                                                      577,134                     587,946
Furniture, fixtures and equipment                                               15,200                      17,511
Other assets                                                                    29,988                      31,419
                                                                        ---------------             ---------------
     Total assets                                                            $ 842,471                   $ 727,683
                                                                        ---------------             ---------------
                                                                        ---------------             ---------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities                                       $ 137,287                   $     ---
Senior notes                                                                   367,166                     366,657
Subordinated notes                                                              69,738                      51,898
Capital lease obligations                                                        2,820                       3,384
Accounts payable and accrued liabilities                                        37,390                      36,935
                                                                        ---------------             ---------------
     Total liabilities                                                         614,401                     458,874

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
  Common stock 39,260,938 and 39,156,888 shares issued
  and outstanding, respectively                                                    393                         392
Additional paid-in capital                                                     325,240                     324,565
Accumulated other comprehensive income                                         (45,620)                     18,550
Retained earnings (deficit)                                                    (51,943)                    (74,698)
                                                                        ---------------             ---------------
     Total shareholders' equity                                                228,070                     268,809
                                                                        ---------------             ---------------
     Total liabilities and shareholders' equity                              $ 842,471                   $ 727,683
                                                                        ---------------             ---------------
                                                                        ---------------             ---------------


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                              --------------  ---------------  --------------   --------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999             1998            1999             1998
                                                              --------------  ---------------  --------------   --------------
REVENUES:
  Net interest margin                                              $ 22,322         $ 20,971         $43,611          $40,918
  Gain (loss) on sale of loans                                       27,533          (87,298)         53,504          (60,298)
  Servicing fee income                                               21,075           20,184          42,890           39,850
                                                              --------------  ---------------  --------------   --------------
      Total revenues                                                 70,930          (46,143)        140,005           20,470
EXPENSES:
  Salaries and benefits                                              19,446           16,315          37,925           34,000
  General and administrative and other operating expenses            22,946           38,376          48,226           66,525
                                                              --------------  ---------------  --------------   --------------
      Total operating expenses                                       42,392           54,691          86,151          100,525
  Long-term debt and other interest expense                          13,657           12,908          27,123           25,693
                                                              --------------  ---------------  --------------   --------------
      Total expenses                                                 56,049           67,599         113,274          126,218
                                                              --------------  ---------------  --------------   --------------
  Operating income (loss) before income taxes and
      cumulative effect                                              14,881         (113,742)         26,731         (105,748)
  Less related income tax expense (benefit)                             ---          (12,273)            ---           (9,235)
                                                              --------------  ---------------  --------------   --------------
      Net income (loss)  before cumulative effect                    14,881         (101,469)         26,731          (96,513)
  Cumulative effect of change in accounting, net of                     ---              ---          (3,976)              ---
      taxes of $0                                             -------------  ---------------  --------------   --------------
  Net Income (loss) after cumulative effect                          14,881         (101,469)         22,755          (96,513)
OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on finance income receivable           (62,683)           1,081         (64,170)           3,105
  Income tax expense (benefit)                                           ---          (3,042)            ---           (2,271)
                                                              --------------  ---------------  --------------   --------------
                                                                    (62,683)           4,123         (64,170)           5,376
                                                              --------------  ---------------  --------------   --------------
  COMPREHENSIVE LOSS                                               $(47,802)        $(97,346)       $(41,415)        $(91,137)
                                                              --------------  ---------------  --------------   --------------
                                                              --------------  ---------------  --------------   --------------
BASIC EARNINGS PER SHARE:
      Operating income before cumulative effect                     $  0.38          $ (2.60)        $  0.68          $ (2.48)
      Cumulative effect                                                 ---              ---         $ (0.10)              ---
      Net income                                                    $  0.38          $ (2.60)        $  0.58          $ (2.48)

DILUTED EARNINGS PER SHARE:
      Operating income before cumulative effect                     $  0.37          $ (2.60)        $  0.67          $ (2.48)
      Cumulative effect                                                 ---              ---         $ (0.10)              ---
      Net income                                                    $  0.37          $ (2.60)        $  0.57          $ (2.48)

Weighted average shares outstanding:
      Basic                                                      39,260,938       38,966,697      39,260,938       38,965,549
      Diluted                                                    40,261,159       38,966,697      39,754,181       38,965,549



            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                         ---------------------------------------
(DOLLARS IN THOUSANDS)                                                        1999                   1998
                                                                         ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ 22,755              $ (96,513)
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization                                                    4,056                  5,138
  Gain on Sale of Equipment                                                          (11)                   ---
  (Increase) decrease in assets:
      Automobile loans held for sale:
        Purchases of automobile loans                                         (1,214,617)            (1,159,784)
        Sales of automobile loans                                              1,067,868              1,159,976
        Repayments of automobile loans                                            18,011                 33,461
      Restricted Cash                                                             (5,637)                (5,596)
      Finance income receivable                                                  (53,358)                53,201
      Due from securitization trusts                                                 ---                (26,344)
      Prepaid expenses and other assets                                            1,664                  1,026
  Increase (decrease) in liabilities:
      Deferred income taxes                                                          ---                (11,506)
      Accounts payable and accrued liabilities                                       456                 13,066
                                                                         ----------------       ----------------
          Total cash used in operating activities                               (158,813)               (33,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures and equipment                           1,076                    ---
Purchase of furniture, fixtures and equipment                                     (2,550)                (2,655)
Collections on subordinated certificates                                             471                    527
                                                                         ----------------       ----------------
          Total cash used in investing activities                                 (1,003)                (2,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock                                           221                    304
Proceeds from borrowings under warehouse facilities                            1,181,813              1,512,737
Repayment of borrowings under warehouse facilities                            (1,044,526)            (1,489,655)
Unsecured subordinated notes, net                                                 17,840                 (1,091)
Reduction of capital lease obligations                                              (564)                (1,002)
                                                                         ----------------       ----------------
          Total cash provided by financing activities                            154,784                 21,293
                                                                         ----------------       ----------------
Net increase (decrease) in cash and cash equivalents                              (5,032)               (14,710)
Cash and cash equivalents at beginning of period                                   6,326                 18,946
                                                                         ----------------       ----------------
Cash and cash equivalents at end of period                                      $  1,294               $  4,236
                                                                         ----------------       ----------------
                                                                         ----------------       ----------------
Supplemental disclosures of cash flow information:
  Non cash activities:
    Additions to capital leases                                                       99                    ---
  Cash paid for:
    Interest                                                                    $ 31,072               $ 28,928


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                -----------------------------------------------------------------
                                                                                                ACCUMULATED
                                                    NUMBER OF       COMMON       ADDITIONAL        OTHER
                                                      COMMON          PAR         PAID IN       COMPREHENSIVE
                                                      SHARES         VALUE        CAPITAL          INCOME
                                                   -------------  ------------  -------------  ---------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1998                           39,156,888         $ 392      $ 324,565         $ 18,550
Issuance of Common Stock:
    Benefit plans                                       104,050             1            221             ---
Amortization of deferred compensation                       ---            ---           454             ---
Unrealized gain on financed income receivable               ---            ---           ---          (64,170)
Net income                                                  ---            ---           ---             ---
                                                   -------------  -------------  -------------    ------------
BALANCE, JUNE 30, 1999                               39,260,938         $ 393      $ 325,240         $(45,620)
                                                   ------------   -------------  -------------    ------------
                                                   ------------   -------------  -------------    ------------


                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                        ----------------------------------------------------
                                                      RETAINED
                                                      EARNINGS
                                                      (DEFICIT)       TOTAL
                                                    -------------  -------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, DECEMBER 31, 1998                              $(74,698)    $ 268,809
Issuance of Common Stock:
    Benefit plans                                            ---           222
Amortization of deferred compensation                        ---           454
Unrealized gain on financed income receivable                ---       (64,170)
Net income                                                22,755        22,755
                                                    -------------  -------------
BALANCE, JUNE 30, 1999                                  $(51,943)    $ 228,070
                                                    ------------   ------------
                                                    ------------   ------------


            See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1999


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

     Certain reclassifications have been made to the June 30, 1998 balances to conform to current period presentation.

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

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1999

3. FINANCE INCOME RECEIVABLE

    The following table sets forth the components of finance income receivable:



                                                                                       AT               AT
                                                                                    JUNE 30,       DECEMBER 31,
                                                                                       1999             1998
                                                                                  --------------   --------------
(DOLLARS IN THOUSANDS)
Estimated future excess cash flows on loans sold, net of estimated
    prepayments (1)                                                                  $1,249,665       $1,195,466
Deferred servicing income                                                              (106,038)        (101,996)
Reserve for loan losses                                                                (397,891)        (415,401)
                                                                                  --------------   --------------
Undiscounted cash flows on loans sold, net of estimated prepayments                     745,736          678,069
Discount to present value                                                              (168,602)         (90,123)
                                                                                  --------------   --------------
                                                                                       $577,134         $587,946
                                                                                  --------------   --------------
                                                                                  --------------   --------------
  Reserve for loan losses as a percentage of securitized servicing portfolio         7.93%            8.18%

-----------
(1) Includes restricted cash deposits in securitization spread accounts of $260.7 million and $227.7 million at June 30, 1999 and December 31, 1998, respectively.

    The following represents the roll-forward of the finance income receivable balance:


    (DOLLARS IN THOUSANDS)
    BALANCE, DECEMBER 31, 1998                                                                              $587,946
    Present value of estimated future cash flows from current period securitizations                         108,066
    Interest earned on spread accounts                                                                         7,741
    Recognition of present value effect of discounted cash flows                                              27,341
    Unrealized loss on retained assets                                                                       (64,170)
    Less:
        Excess cash flows released to the Company (1)                                                        (89,790)
                                                                                                       --------------
    BALANCE, JUNE 30, 1999                                                                                  $577,134
                                                                                                       --------------
                                                                                                       --------------

-----------
(1) Pursuant to an arrangement between the Company and its provider of asset-backed securities insurance, if any insured securitization trust exceeds a specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Under such arrangement, the Company had approximately $8.2 million pledged and deposited in restricted accounts at June 30, 1999. Such pledged amounts are included in restricted cash. Restrictions on the pledged amounts may be lifted if the portfolio performance for the related securitization trusts tests are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company at the end of the securitization term.

     During the three months ended June 30, 1999 the Company changed several factors and assumptions utilized in determining the gain on sale of asset backed securities. First, based on the mix of vehicles and the relative risk associated with loans sold during the quarter, management increased the estimated cumulative default rate to 16.03% from the prior quarter rate of 15.15%. Second, the Company has continued to experience a recovery rate in excess of 48% on the sale of repossessed vehicles during 1998 and 1999 and therefore the Company increased its estimated recovery rate to 48% from the prior rate of 45%. Finally, based on a review of industry-reported discount rates in the consumer finance markets, the Company increased the discount rate used to estimate the present value of the future excess cash flows to be released from spread accounts to 15%. Increasing the overall discount rate on an existing securitization transaction has the effect of creating an unrealized loss, while increasing the rate on a new securitization transaction defers a greater portion of the gain to the Company from that transaction.

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1999



4.   OTHER ASSETS                                                           At                              At
                                                                           June 30,                      December 31,
                                                                             1999                            1998
                                                                        ---------------                 ---------------
     (DOLLARS IN THOUSANDS)
     Advances due to servicer                                                  $ 4,558                         $ 5,967
     Deferred debt issuance costs                                                9,405                          10,110
     Investment in subordinated certificates                                     1,401                           1,873
     Servicing fee receivable                                                    5,046                           4,841
     Prepaid expenses                                                              907                           1,717
     Other assets                                                                8,671                           6,911
                                                                        ---------------                 ---------------
                                                                               $29,988                         $31,419
                                                                        ---------------                 ---------------
                                                                        ---------------                 ---------------



5.   SUBORDINATED NOTES                                                       At                              At
                                                                           June 30,                      December 31,
                                                                             1999                            1998
                                                                        ---------------                 ---------------
     (DOLLARS IN THOUSANDS)
     Senior subordinated notes, Series 1996-A                                  $30,000                         $30,000
     Junior subordinated notes                                                  39,738                          21,898
                                                                        ---------------                 ---------------
                                                                               $69,738                         $51,898
                                                                        ---------------                 ---------------
                                                                        ---------------                 ---------------

                             ARCADIA FINANCIAL LTD.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       FOR THE QUARTER ENDED JUNE 30, 1999


6. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for each of the three and six month periods ended June 30:


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------  -------------------------------
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)          1999            1998             1999            1998
                                                     ---------------  --------------  ---------------  --------------
    Numerator:
        Net income (loss ) from operations
          before cumulative effect                         $ 14,881       $(101,469)        $ 26,731        $(96,513)
                                                     --------------   --------------  ---------------  --------------
                                                     --------------   --------------  ---------------  --------------

    Denominator:
        Denominator for basic earnings per
          share - weighted average shares                39,260,938      38,966,697       39,260,938      38,965,549
        Dilutive effect of options and warrants (1)       1,000,221             ---          493,243             ---
                                                     ---------------  --------------  --------------- --------------
        Denominator for diluted earnings per
          share - adjusted weighted average
          shares                                         40,261,159      38,966,697       39,754,181      38,965,549
                                                     ---------------  --------------  --------------- --------------
                                                     ---------------  --------------  --------------- --------------
    Basic income from operations before
      cumulative effect                                      $  0.38        $  (2.60)         $  0.68        $  (2.48)
                                                     ---------------  --------------  --------------- --------------
                                                     ---------------  --------------  --------------- --------------

    Diluted income from operations before
      cumulative effect                                      $  0.37        $  (2.60)         $  0.67        $  (2.48)
                                                     ---------------  --------------  --------------- --------------
                                                     ---------------  --------------  --------------- --------------

--------------

(1) For the three and six months ended June 30, 1999 and 1998, there were 5.2 million, 6.5 million, 4.4 million, and 4.4 million options and warrants respectively, that were excluded from the computation of diluted earnings per share because the impact was anti-dilutive.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

     NET INTEREST MARGIN. The components of net interest margin for each of the three and six months ended June 30 were:


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                          --------------------------   -------------------------
                                                             1999          1998           1999         1998
                                                          ------------  ------------   -----------  ------------
(DOLLARS IN THOUSANDS)
Interest income on loans, net                                 $ 7,417       $ 6,753      $ 14,521      $ 13,032
Interest income on short-term investments
   and other cash accounts                                      1,905         2,887         3,748         5,947
Recognition of present value discount                          14,100        12,031        27,342        23,608
Provision for credit losses on loans held for sale             (1,100)         (700)       (2,000)       (1,669)
                                                          ------------  ------------   -----------  ------------
   Net interest margin                                       $ 22,322      $ 20,971      $ 43,611      $ 40,918
                                                          ------------  ------------   -----------  ------------
                                                          ------------  ------------   -----------  ------------


         Net Interest Margin increased 6% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, and increased 7% for the six months ended June 30, 1999 compared to the same period in 1998. The increase in net margin for the three and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to an increase in the recognition of present value discount reflecting the growth in the Company's finance income receivable.

     A 10% and 5% increase in loan purchasing volume (see table below) during the three and six months ended June 30, 1999, respectively, resulted in (i) a higher average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized, $303.8 million and $268.8 million, respectively, up from $191.4 million and $187.3 million in the same periods of 1998, respectively, and (ii) the rise in the weighted average net interest rate spread earned on such loans held for sale. During the three and six months ended June 30, 1999, the weighted average net interest rate spread earned rose to 11.83% and 11.98% respectively, compared with 11.04% and 11.23%, respectively, during the same periods in 1998.

     The Company's loan purchasing volume for each of the three and six months ended June 30 are set forth in the table below.

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                  ----------------------------------- -----------------------------------
                                                  ----------------  ----------------- ----------------  -----------------
                                                       1999               1998             1999               1998
                                                  ----------------  ----------------- ----------------  -----------------
(DOLLARS IN THOUSANDS)
Total automobile loans purchased                        $ 629,688          $ 572,880      $ 1,212,157        $ 1,156,853

     GAIN ON SALE OF LOANS. During the three and six months ended June 30, 1998, the Company recognized a non-recurring pre-tax charge to gain on sale of loans of $114.5 million resulting in a loss on sale of loans of $87.3 million and $60.3 million for the three and six months ended June 30, 1998, respectively. Included in the Gain on Sale of Loans for the three and six months ended June 30, 1999 is a $1.3 million loss on $3.6 million of loans sold that the Company had been unable to sell in the secondary markets through securitization.

     The following table summarizes the Company's gross interest rate spreads for each of the three and six month periods ended June 30:

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          --------------------------------  ------------------------------
                                                          -----------      -----------      -----------       -----------
                                                             1999             1998             1999              1998
                                                          -----------      -----------      -----------       -----------
Initial weighted average APR of loans securitized              17.28  %         17.06  %         17.30  %          17.05 %
Initial weighted average securitization rate                    6.28             5.97             6.15              5.97

                                                          ===========      ===========      ===========       ===========
       Gross interest rate spread (1)                          11.00  %         11.09  %         11.15  %          11.08 %
                                                          ===========      ===========      ===========       ===========

--------
(1)  Before gains/losses on hedging transactions.

     During the three months ended June 30, 1999 the Company changed several factors and assumptions utilized in determining the gain on sale of asset backed securities. First, based on the mix of vehicles and the relative risk associated with loans sold during the quarter, management increased the estimated cumulative default rate to 16.03% from the prior quarter rate of 15.15%. Second, the Company has continued to experience a recovery rate in excess of 48% on the sale of repossessed vehicles during 1998 and 1999 and therefore the Company increased its estimated recovery rate to 48% from the prior rate of 45%. Finally, based on a review of industry-reported discount rates in the consumer finance markets, the Company increased the discount rate used to estimate the present value of the future excess cash flows to be released from spread accounts to 15%. Increasing the overall discount rate on an existing securitization transaction has the effect of increasing an unrealized loss, while increasing the rate on a new securitization transaction defers a greater portion of the gain to the Company from that transaction.

         Any unamortized balance of participations paid to dealers is included in the cost basis of the loans at the time the related loans are securitized and recorded as a reduction to gain on sale. Participations paid as a percentage of the principal balance of loans purchased were 3.0% and 2.9% during the three and six months ended June 30, 1999, compared to 2.80% and 2.83%, respectively, in the same periods a year ago.

         Gain on sale of loans has been adjusted for net realized gains on hedging transactions of $2.8 million and $2.9 million during the three and six months ended June 30, 1999, compared with net realized losses of $2.6 million and $8.4 million, respectively, in the same periods a year ago. The hedging losses that were charged against gain on sale of loans in 1998 were primarily due to the downward movement of treasury rates.

        SERVICING FEE INCOME. The components of servicing fee income for each of the three and six months ended June 30 were:


                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30,                          JUNE 30,
                                    ------------------------------    ------------------------------
                                        1999             1998             1999             1998
                                    --------------   -------------    -------------    -------------
(DOLLARS IN THOUSANDS)
Contractual servicing fee income          $14,529         $14,251          $28,883          $28,179
Other servicing income                      6,546           5,933           14,007           11,671

                                    --------------   -------------    -------------    -------------
   Total servicing fee income             $21,075         $20,184          $42,890          $39,850
                                    ==============   =============    =============    =============


        The Company earns contractual servicing fee income for servicing loans sold to investors through securitizations. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding principal balance of all loans securitized. The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liabilty at June 30, 1999. The growth in contractual servicing fee income is primarily related to an increase in the average servicing portfolio outstanding (see table below).

         Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. The rise in other servicing income is principally due to increases in collection account interest attributable to the growth in the average servicing portfolio outstanding and in fees associated with certain customer payment services utilized for collecting delinquent accounts.

        The following table reflects the growth in the Company's servicing portfolio from June 30, 1998 to June 30, 1999:


                                                                                          AT JUNE 30,
                                                                         -------------------------------------
                                                                               1999                1998
                                                                         -----------------   -----------------
       (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
       Principal balance of automobile loans held for sale                      $ 209,098           $  14,726
       Principal balance of loans serviced under securitizations                5,014,485           5,070,879
                                                                         -----------------   -----------------
       Servicing portfolio                                                     $5,223,583          $5,085,605
                                                                         =================   =================
       Average unpaid principal balance (actual dollars)                        $  11,122           $  11,609
       Number of loans serviced                                                   469,664             438,063

        The Company's servicing portfolio (measured by principal balance) increased 3% from June 30, 1998 to June 30, 1999, reflecting loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans at June 30, 1999 compared to June 30, 1998 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in the average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

        OPERATING EXPENSES. During the three and six months ended June 30, 1999, salaries and benefits increased 19% and 12%, respectively, from the same periods a year ago. The increase in salaries and benefits is primarily due to an enhanced incentive program for collectors and an increase in FTE's, partially offset by lower overtime compensation resulting from centralizing the Company's collection operations during 1998.

        Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, decreased 40% and 28% for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. Included in operating costs during the three and six months ended June 30, 1998 is a pre-tax charge of approximately $10.5 million. This charge is related to the elimination of the Company's retail remarketing program and other organizational changes designed to improve operating efficiency. Excluding this charge, other operating costs decreased 19% and 14% for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The decrease is primarily attributable to lower repossession and remarketing expenses due to the elimination of the Company's retail remarketing program.

        IMPACT OF YEAR 2000. The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer based applications to recognize the date change from December 31, 1999 to January 1, 2000, potentially causing miscalculations, system failures and other operational problems.

        One of the Company's most critical operating systems is its loan accounting system. In July 1997, an internal implementation team along with outside consultants was assigned to evaluate, select, and implement a new installment loan accounting system and various sub-systems (the "ILA system") in connection with an initiative to replace and enhance the Company's key operating systems. One of the requirements for consideration was that the new ILA system be Year 2000 compliant. In late 1997, a contract was signed with a nationally recognized vendor to provide the company with such a system. The contract warrants, among other things, that the core software system being purchased is fully Year 2000 compliant. The software was installed in a testing phase with the Company's current system in the second quarter of 1999. To date, the Company believes that the terms of the contract have been met and that testing will be complete and the new ILA system placed into operation in the third quarter of 1999.

        In addition, in early 1998 the Company formed a dedicated project team to conduct an extensive analysis of the impact that the Year 2000 issue might have on its automated information systems (exclusive of the ILA system), business support systems and facility operating systems. The project team has been responsible for the prioritization of Year 2000 tasks, development of implementation plans, and the establishment of timetables for completion and testing of all necessary modifications. As a result, the company has initiated the replacement, modification or reprogramming of Year 2000 non-compliant hardware and software and since 1997 has required that all new hardware and software be certified as Year 2000 compliant prior to purchase. To assist in this process, the Company engaged an independent company to aid in the remediation of non-compliant programs, The modification, reprogramming, testing and implementation of the Company's non-compliant programs were completed in the first quarter of 1999. All Year 2000 testing was executed in an isolated systems environment dedicated for Year 2000 issues. As a contingency to the possibility of an unplanned delay in the implementation of the new ILA system discussed above, the Company's current loan accounting system was included in the programs provided to the independent company for remediation. This provides a Year 2000 compliant installment loan accounting system even if the implementation of the new ILA system should be delayed beyond the end of 1999.

        The Company estimates that the cost of its Year 2000 project will aggregate approximately $1.5 million, of which approximately $0.8 million has been expended through June 30, 1999. These costs do not include amounts related to the implementation of the ILA system or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of the Year 2000 issue. Consistent with the Company's capitalization policy the cost of such non-Year 2000 hardware and software purchases will be capitalized and amortized over their expected useful lives.

        Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures that the Company undertakes, but also on the way in which the Year 2000 issue is addressed by its business partners, service providers, utility providers, governmental agencies and other entities with which the Company does business. The Company had developed and implemented a plan to contact parties which proved services critical to the successful operation of its business to heighten their awareness of the Year 2000 issue, to learn how they are addressing it and to evaluate any likely impact on the Company. For example, the Company completed a Year 2000 survey of its credit bureaus, investment bankers and warehouse providers during the first half of 1999. The year 2000 efforts of third parties are not within the Company's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating costs and increased credit risk for the Company. At the current time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company is currently developing contingency plans for third party services that are critical to the Company's operations and plans to complete this process in the third quarter of 1999.

        The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary processes of its Year 2000 plan. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary. In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities, such as the purchase of loans and the invoicing, collecting and application of obligor repayments. In addition, the Company could be subject to litigation for computer systems failure such as improper application of repayments and resulting incorrect credit reporting to credit bureaus. Finally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

        The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material difference include, but are not limited to, the continued availability of key Year 2000 personnel, the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

         INCOME TAXES. The Company did not record an income tax provision during three and six months ended June 30, 1999, due to the utilization of net operating loss carryforwards.

FINANCIAL CONDITION

         DUE FROM SECURITIZATION TRUST. The decrease in due from securitization trust is due primarily to the timing of loans transferred to securitization trusts combined with an accounting method change to recognition of gain upon physical settlement (SEE "CHANGES IN ACCOUNTING METHOD AND ACCOUNTING ESTIMATES").

         AUTO LOANS HELD FOR SALE. The Company's portfolio of auto loans held for sale increased to $208.7 million at June 30, 1999, compared with $17.9 million at December 31, 1998, due primarily to the timing of loans transferred to securitization trusts combined with an accounting method change to recognition of gain upon physical settlement (SEE "CHANGES IN ACCOUNTING
METHOD AND ACCOUNTING ESTIMATES"). An increase in loan purchasing volume during the first six months of 1999 compared with the same period in 1998 also contributed to the increase in auto loans held for sale.

         FINANCE INCOME RECEIVABLE. Finance income receivable decreased to $577.1 million at June 30, 1999 from $587.9 million at December 31, 1998. This decrease is primarily due to an increase in the unrealized loss associated with the increase in discount rate assumptions used in determination of fair value.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

         The following tables describe delinquency, credit loss and repossession experience of the Company's servicing portfolio for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to that set forth below.


DELINQUENCY EXPERIENCE (1):

                                                        June 30, 1999                        December 31, 1998
                                            ----------------------------------    ---------------------------------
                                               Number of                            Number of
                                                 Loans            Balance             Loans            Balance
                                            ----------------   ---------------    --------------    ---------------
(DOLLARS IN THOUSANDS)
Servicing portfolio at end of period                469,664       $ 5,223,583           450,635        $ 5,096,222
Delinquencies:
  31-60 days                                          9,062         $  99,211            12,176          $ 135,633
  61-90 days                                          3,853            41,964             4,161             47,599
  91 days or more                                     5,005            52,438             5,165             60,591
                                            ----------------   ---------------    --------------    ---------------

Total loans delinquent 31 or more days               17,920         $ 193,613            21,502          $ 243,823
Delinquencies as a percentage of
  servicing portfolio (2)                              3.82%             3.71%             4.77%              4.78%

Amount in repossession                                4,977         $  27,818             5,686          $  32,676

___________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

(2)  Amounts shown do not include loans which are less than 31 days delinquent.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                   -----------------------------------   -----------------------------------
                                                        1999               1998               1999               1998
                                                   ---------------    ----------------   ---------------    ----------------
(DOLLARS IN THOUSANDS)
Average servicing portfolio                           $ 5,184,063          $5,049,786       $ 5,148,176          $5,025,684
Average number of loans                                   465,031             432,007           459,828             425,408
Number of charge-offs                                       8,827               8,677            16,943              16,274

Gross charge-offs (2)                                 $    60,928          $   78,947       $   123,835          $  131,426
Recoveries (3)                                              6,872               4,172            15,079               7,748
                                                   ---------------    ----------------   ---------------    ----------------

Net losses                                            $    54,056          $   74,775       $   108,756          $  123,678
                                                   ===============    ================   ===============    ================

Annualized gross charge-offs as a percentage
  of average servicing portfolio                             4.70%               6.25%             4.81%               5.23%
Annualized net losses as a percentage
  of average servicing portfolio                             4.17%               5.92%             4.23%               4.92%

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

         The Company's delinquency rate has declined compared to December 31, 1998, in part because of a recovery from the normal seasonal pressure on collection efforts which is generally highest in the fourth quarter of the year. Management also believes that the decrease in the delinquency rate reflects improvements in the Company's collections and servicing functions implemented during 1998 and the first six months of 1999.

         Annualized gross charge-offs and net losses during the three and six month periods ended June 30, 1998, include a charge of 1.72% and 0.86%, respectively, representing the impact of a write-down of current inventory resulting from a revision to the estimate of net realizable value and the write-off of all remaining problem loans from one of the Company's original consignment dealers with which it has since ceased doing business. The increase in gross charge-offs for the three and six months ending June 30, 1999 compared to the same periods in 1998 (excluding the write-down charge) reflects the utilization of only wholesale disposition channels for the sale of repossessed vehicles following the Company's discontinuation of its retail remarketing program. Although recovery rates on the sale of vehicles through wholesale channels is generally lower than those realized through retail distribution channels, management believes that its decision in June 1998 to discontinue its retail remarketing operations has enabled it to better manage its level of repossessed inventory due to the increase in the speed at which repossessed vehicles can be liquidated, and as a result has improved the timing of excess cash flows released to the Company from securitization trusts.

LIQUIDITY

         The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) the purchase and financing of automobile loans pending securitization, (ii) payment of dealer participations, (iii) deposits of cash held from time to time in restricted accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) the cost of repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, from excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has operated on a negative cash flow basis and expects to continue to do so in the near future. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company expects that it will require additional capital in the future to fund continued negative cash flows, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources."

         PRINCIPAL USES OF CASH IN OPERATING ACTIVITIES

         PURCHASE AND FINANCING OF AUTOMOBILE LOANS. Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $1.2 billion of loans during the first six months of 1999 compared to $1.2 billion during the same period in 1998. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because the warehouse facilities limit the advance rate to less than 100% of the loans being purchased, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources.

         DEALER PARTICIPATIONS. Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. When loans are securitized, the related dealer participation is included in the cost basis at the loans and subsequently recovered over the estimated life of the related loan through the return to the Company of excess cash flow from the securitization trust. Participations paid by the Company to dealers during the six months ended June 30, 1999 were $35.1 million, or approximately 2.89% of the principal balance of loans purchased, compared with $32.7 million, or approximately 2.83% of loans purchased, during the same period in 1998.

         SPREAD ACCOUNT AND SECURITIZATION EXPENSES. In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company primarily funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for some securitizations the Company has been required to provide initial cash deposits into the spread accounts which generally ranged from zero to 2.5% of the principal balance of the loans securitized. In connection with securitizations completed during 1998 and the first half of 1999, the Company was able to eliminate or significantly reduce the amount of cash required for initial deposits in exchange for an increase in the insurance premiums paid to Financial Security Assurance Inc. ("FSA"), the Company's provider of asset-backed securities insurance. However, in June 1999 FSA advised the Company that it expects that similar arrangements reducing initial spread account deposits will not be available in the future. In addition, FSA advised the Company that it expects to require a higher level of initial cash deposits into the spread accounts, and higher maximum levels for the spread accounts, for any future securitization transaction where FSA provides asset-backed securities insurance. Even if the Company is able to make alternative arrangements, the Company expects that this will increase the Company's need for cash to fund securitization activity.

        The Company's securitization trusts had $260.7 million of restricted cash in spread accounts at June 30, 1999, compared with $227.7 million at December 31, 1998. The increase in restricted cash in spread accounts reflects the continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows from securitization trusts spread accounts which have reached appropriate levels. In addition to the restricted cash noted above, spread accounts were further supported by $39.7 million and $18.5 million of reinsurance contracts at June 30, 1999 and December 31, 1998, respectively, purchased by the Company's asset-backed securities insurance provider in connection with the initial deposit arrangement discussed above, as well as an additional $54.0 million in reinsurance contracts related to the early release of $60.0 million of cash from spread accounts during 1998. The $54.0 million will be replenished in the relevant spread accounts, and the amount of reinsurance reduced, by means of a $3.0 million reduction in the level of monthly cash releases from the spread accounts which began in May 1999 and will change to $5.0 million per month in October 1999, $6.0 million in November 1999, $4.0 million in December 1999, $3.0 million in January through July of 2000, and $2.0 million in August through October of 2000.

         The Company also incurs certain expenses in connection with securitizations, including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.5% of the principal amount of the asset-backed securities sold into the securitizations.

         INTEREST ADVANCES TO SECURITIZATION TRUSTS. As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments from borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event it expects to recover such advances through the ultimate payments from the obligor over the life of the loan or proceeds from dispositions of repossessed vehicles.

         REPOSSESSED INVENTORY. At June 30, 1999, repossessed inventory managed or owned by the Company and held for resale was $27.8 million, compared with $32.7 million at December 31, 1998. The rate of repossessed inventory turnover impacts cash available for deposit to spread accounts from securitization trusts and, consequently, the excess cash potentially available for distribution to the Company. At June 30, 1999, repossessed inventory was 0.5% of the total servicing portfolio compared with 0.6% at December 31, 1998. Any improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions after December 31, 1998, and generally lower wholesale used car prices.

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

         PRINCIPAL SOURCES OF CASH IN OPERATING ACTIVITIES

        EXCESS CASH FLOW. The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. During the first six months of 1999, the Company received $89.8 million of excess cash flow, compared with $59.6 million during the six months of 1998. The Company has entered into an arrangement with its provider of asset-backed insurance which provides that, if any insured securitization trust exceeds its specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. At June 30, 1999 an aggregate $8.2 million of cash released from spread accounts was restricted pursuant to such arrangement. Restrictions on the pledged amounts may be lifted if the portfolio performance tests for the related securitization trusts are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trusts are repurchased at the end of the securitization term. There can be no assurance that the restrictions will be lifted or, absent amendments to the portfolio performance tests, that additional performance tests will not be exceeded thereby increasing the level of excess cash which must be pledged. A significant increase in the level of cash pledged under such arrangement could significantly limit the Company's ability to fund the purchase and securitization of loans.

         SERVICING FEES. The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts ranges from one percent to 1.25 percent of the outstanding principal balance on loans. The Company also receives collection fees, such as late payment fees and insufficient fund charges, and interest on collection accounts earned by the Company as servicer of the loans. During the six months ended June 30, 1999 and 1998, the Company received cash for such services in the amount of $42.9 million and $39.9 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

CAPITAL RESOURCES

         The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

         WAREHOUSE FACILITIES. Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At June 30, 1999, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $700.0 million, of which $562.7 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities. One of the Company's warehouse facilities with a capacity of $400.0 million was renewed on July 13, 1999. FSA provides credit enhancement with respect to this facility in the form of a financial guaranty insurance policy guaranteeing certain payments. This policy will be reduced from $400.0 million to $200.0 million on February 15, 2000; at the same time the capacity of the facility will be reduced to $200.0 million. This facility will expire on July 12, 2000. The remaining facilities expire in September and October of 1999. Management believes that these facilities will be renewed or replaced and will continue to provide adequate capacity for loan originations. However, failure to renew or find satisfactory replacements for these facilities, would have a significant adverse impact on the Company's operations by significantly reducing the Company's ability to purchase automobile loans.

         SECURITIZATION PROGRAM. An important capital resource for the Company has been its ability to realize the value of its automobile loans in the secondary markets through securitizations. If in the future the Company is unable to obtain financial guaranty insurance policies, or determines that they are too expensive, it could reduce the Company's ability to sell the asset-backed securities the Company sponsors and also reduce the price at which it is able to sell them. All of the securitizations the Company has sponsored since March 1993 and one of the Company's current "warehouse" credit facilities have utilized credit enhancements in the form of financial guaranty insurance policies issued by FSA. These financial guaranty insurance policies have resulted in those asset-backed securities being rated "AAA/Aaa." The Company believes that this rating has made those securities easier to sell than securities with a lower rating and has enhanced the price at which they have been sold. The Company also believes that the use of this form of credit enhancement was cheaper than alternative forms available to it at the time. However, FSA is not required to insure the securitizations the Company sponsors and may not continue to do so. In June 1999, FSA advised the Company that it expects to modify its requirements for any future securitization transaction with respect to which it provides financial guaranty insurance. These modifications could significantly increase the cash cost to the Company of using FSA as the provider of credit enhancement for future securitizations. The Company is currently examining its options in this regard, which may include issuing uninsured asset-backed securities with other credit enhancement features. If the Company were to do this, some of those securities are likely to receive a rating that is somewhat lower than "AAA/Aaa," which could reduce the Company's ability to sell those securities at prices comparable to those received in the past.

         The following table summarizes the Company's securitization transactions during the six months ended June 30, 1999, both of which were publicly issued and rated "AAA/Aaa."

                                                           REMAINING
                                                          BALANCE AS A                                       CURRENT
                                          REMAINING        PERCENTAGE        CURRENT         WEIGHTED         GROSS
                                          BALANCE AS          OF            WEIGHTED         AVERAGE         INTEREST
SECURITIZATION            ORIGINAL       OF JUNE 30,       ORIGINAL          AVERAGE      SECURITIZATION       RATE
TRANSACTION               BALANCE            1999           BALANCE            APR             RATE           SPREAD
---------------------- --------------- ----------------- ---------------- -------------- ----------------- -------------
(DOLLARS IN
   THOUSANDS)

1999-A                  $  550,000       $    511,886        93.07%          17.38%           5.95%           11.43%
1999-B (1)              $  650,000       $    447,861        68.90%          17.26%           6.39%           10.87%
                       --------------- -----------------
                        $ 1,200,000      $    959,747
                       =============== =================

----------
(1) As of June 30, 1999 the Company had delivered $455.8 million of automobiles loans for the 1999-B securitization transaction and $194.2 million of cash remained in the pre-funded portion of the trust.

         HEDGING STRATEGY

         The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. These up-front cash receipts or payments are off-set in future periods through the realization of a lower or higher spread, respectively, established at the time of pricing the hedged transaction. During the first six months of 1999, the Company's hedging activities generated net cash flows to the Company of $2.9 million compared to a net use of cash during the same period a year ago of $5.8 million. There were $237,000 unrealized losses outstanding at June 30, 1999.

         OTHER CAPITAL RESOURCES

         Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

         The Company has a program to sell unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Company's Senior Note indenture. The Note Program currently offers Junior Subordinated Notes extendible by the investor having maturities of 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any newly issued Junior Subordinated Notes are based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted by the Company at any roll-over date. During the first six months of 1999 proceeds from the issuance of Junior Subordinated Notes, net of repayments at maturity, were $17.8 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, the Company held its annual shareholders' meeting. There were 39,204,110 shares of common stock outstanding and entitled to vote on the record date (March 30, 1999), and a total of 37,157,283 shares (94.78%) were represented at the meeting in person or by proxy. The following summarizes vote results for the proposals submitted to the Company's shareholders.

         1. Proposal to elect six directors, each for a one-year term.

                                                  FOR             WITHHELD
                                              -------------     ------------
Scott H. Anderson                               36,354,615        802,668
Robert J. Cresci                                36,287,733        869,550
James L. Davis                                  36,335,118        822,165
Richard A. Greenawalt                           36,409,983        747,300
Warren Kantor                                   36,267,234        890,049
Robert A. Marshall                              36,415,481        741,802


         2. Proposal to adopt the Company's 1999 Omnibus Stock Plan.

                FOR            AGAINST        ABSTAIN       BROKER NON-VOTE
             15,439,386       3,866,083       326,224         17,525,590


        3. Proposal to approve an amendment to the Company's 1998-2000 Restricted Stock Election Plan to increase the number of shares of the Company's Common Stock subject to issuance under the Plan.

                FOR            AGAINST        ABSTAIN        BROKER NON-VOTE
             16,062,476       3,259,073       310,144         17,525,590


        4. Proposal to approve the grant of a stock option to Warren Kantor.


               FOR             AGAINST        ABSTAIN        BROKER NON-VOTE
             16,209,320       3,081,581       340,792         17,525,590

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

        The following exhibits are filed in response to Item 601 of Regulation S-K.


                                  EXHIBIT INDEX

          EXHIBIT
             NO.    DESCRIPTION

            3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1998).
            3.2 Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
            4.1 Rights Agreement dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed November 7, 1996).
            4.2 Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
            4.3 Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 30, 1998 and filed October 8, 1998).
            4.4 First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to the Company's Registration Statement on Form S-1, File No. 33-81512).
            4.5 Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Company, Norwest Bank Minnesota, National Association, as Resigning Trustee, and Marine Midland Bank, as Successor Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-60531).
            4.6 First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13,1998, between the Company and Marine Midland Bank, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to
                    Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-60531).
            4.7 Indenture dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit
                    4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
            4.8 First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the

                    Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).
            4.9 Indenture dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.10 First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.11 Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.12 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.13 Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.14 Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
            4.15 Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, including form of Notes, relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15, 1997).
            10.1 Insurance and Indemnity Agreement, dated as of June 17, 1999, among Financial Security Assurance Inc. ("FSA"), Arcadia Automobile Receivables Trust, 1999-B, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (filed herewith).
            10.2 Series 1999-B Supplement, dated as of June 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (filed herewith).
            10.3 Amendment, dated as of June 1, 1999, among the Registrant, ARFC, FSA and Norwest Bank, Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998 (filed herewith).
            10.4 Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, and Insurance and Indemnity dated as of February 9, 1995 (filed herewith).
            10.5 Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 17, 1999, Insurance and Indemnity Agreement dated as of December 22, 1998, Insurance and Indemnity Agreement dated as of September 22, 1998, Insurance and Indemnity Agreement dated as of June 23, 1998, Insurance and Indemnity Agreement dated as of March 25, 1998, Insurance and Indemnity Agreement dated as of December 16, 1997, Insurance and Indemnity Agreement dated as of September 18, 1997, Insurance and Indemnity Agreement dated as of June 19, 1997, Insurance and Indemnity Agreement dated as of March 20, 1997, Insurance and Indemnity Agreement dated as of December 12, 1996, Insurance and Indemnity Agreement dated as of September 12, 1996, Insurance and Indemnity Agreement dated as of June 14, 1996, Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, Insurance and Indemnity Agreement dated as of February 9, 1995, Insurance and Indemnity Agreement dated as of September 23, 1994, and Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July

                    21, 1998 (filed herewith).
            10.6 Amendment No. 1 dated as of July 13, 1999, to Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 21, 1998, between ARFC, as purchaser, and the Registrant, as seller (filed herewith).
            10.7 First Amendment, dated as of July 13, 1999, to the Amended and Restated Note Purchase Agreement, dated as of July 21, 1998, among Arcadia Automobile Receivables Warehouse Trust ("AARWT"), the Registrant, Receivables Capital Corporation, Bank of America National Trust and Savings Association, Delaware Funding Corporation and Morgan Guaranty Trust Company of New York (filed herewith).
            10.8 Amendment No. 1, dated as of July 13,1999, to Amended and Restated Sale and Servicing Agreement, dated as of July 21, 1998, among AARWT, ARFC, the Registrant, and Norwest Bank Minnesota, National Association (filed herewith).
            10.9 Amendment, dated as of July 13, 1999, to Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 21, 1998, among FSA, AAWRT, ARFC and the Registrant (filed herewith).
           10.10 Arcadia Financial Ltd. 1990 Stock Option Plan (as amended) (filed herewith).
            27.1    Financial Data Schedule (filed herewith).
            99.1    Cautionary Statement (filed herewith).


                  (b)    REPORTS ON FORM 8-K

                    On May 21, 1999, the Company filed a Current Report on Form
               8-K dated May 21, 1999, announcing that the Company had engaged new independent accountants, Deloitte & Touche LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ARCADIA FINANCIAL LTD.



          SIGNATURE                          TITLE                  DATE

  /s/ Richard A. Greenawalt     Director and Chief Executive    July 28, 1999
-----------------------------   Officer (Principal Executive
    Richard A. Greenawalt       Officer)

      /s/ John A. Witham        Executive Vice President and    July 28, 1999
-----------------------------   Chief Financial Officer
        John A. Witham          (Principal Financial Officer)


    /s/ Brian S. Anderson       Senior Vice President,          July 28, 1999
-----------------------------   Corporate Controller and
      Brian S. Anderson         Assistant Secretary (Principal
                                Accounting Officer)

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

                       Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
             4.12 Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
             4.13 Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
             4.14 Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
             4.15 Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, including form of Notes , relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15,
                       1997).
             10.1 Insurance and Indemnity Agreement, dated as of June 17, 1999, among Financial Security Assurance Inc. ("FSA"), Arcadia Automobile Receivables Trust, 1999-B, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (filed herewith).
             10.2 Series 1999-B Supplement, dated as of June 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (filed herewith).
             10.3 Amendment, dated as of June 1, 1999, among the Registrant, ARFC, FSA and Norwest Bank, Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998 (filed herewith).
             10.4 Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, and Insurance and Indemnity dated as of February 9, 1995 (filed herewith).
             10.5 Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 17, 1999, Insurance and Indemnity Agreement dated as of December 22, 1998, Insurance and Indemnity Agreement dated as of September 22, 1998, Insurance and Indemnity Agreement dated as of June 23, 1998, Insurance and Indemnity Agreement dated as of March 25, 1998, Insurance and Indemnity Agreement dated as of December 16, 1997, Insurance and Indemnity Agreement dated as of September 18, 1997, Insurance and Indemnity Agreement dated as of June 19, 1997, Insurance and Indemnity Agreement dated as of March 20, 1997, Insurance and Indemnity Agreement dated as of December 12, 1996, Insurance and Indemnity Agreement dated as of September 12, 1996, Insurance and Indemnity Agreement dated as of June 14, 1996, Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, Insurance and Indemnity Agreement dated as of February 9, 1995, Insurance and Indemnity Agreement dated as of September 23, 1994, and Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 21, 1998 (filed herewith).
             10.6 Amendment No. 1 dated as of July 13, 1999, to Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 21, 1998, between ARFC, as purchaser, and the Registrant, as seller (filed herewith).
             10.7 First Amendment, dated as of July 13, 1999, to the Amended and Restated Note Purchase Agreement, dated as of July 21, 1998, among Arcadia Automobile Receivables Warehouse Trust ("AARWT"), the Registrant, Receivables Capital Corporation, Bank of America National Trust and Savings Association, Delaware Funding Corporation and Morgan Guaranty Trust Company of New York (filed herewith).
             10.8 Amendment No. 1, dated as of July 13, 1999, to Amended and Restated Sale and Servicing Agreement, dated as of July 21, 1998, among AARWT, ARFC, the Registrant, and Norwest Bank Minnesota, National Association (filed herewith).

             10.9 Amendment, dated as of July 13,1999, to Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 21, 1998, among FSA, AAWRT, ARFC and the Registrant (filed herewith).
            10.10 Arcadia Financial Ltd. 1990 Stock Option Plan (as amended) (filed herewith).
             27.1      Financial Data Schedule (filed herewith).
             99.1      Cautionary Statement (filed herewith).