Form 10-Q
period 1999-09-30
ARCADIA FINANCIAL LTD
filed 1999-11-10
CIK 879674

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file number 0-20526

ARCADIA FINANCIAL LTD.
(Exact name of registrant as specified in its charter)

Minnesota	41-1664848
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification Number)

7825 Washington Avenue South, Minneapolis, MN 55439-2435
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (612) 942-9880

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Common Stock of the registrant outstanding as of November 8, 1999 was 39,443,693.

FORM 10-Q INDEX

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

    Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; accounting changes; regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate debt and/or equity financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to the Company's June 30, 1999 Quarterly Report on Form 10-Q, filed July 28, 1999.

ARCADIA FINANCIAL LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	September 30, 1999	December 31, 1998
ASSETS
Cash and cash equivalents	$6,322	$6,326
Restricted cash	9,771	4,501
Due from securitization trust	—	62,081
Auto loans held for sale	162,585	17,899
Retained interest in securitized assets	629,115	587,946
Furniture, fixtures and equipment	15,743	17,511
Other assets	31,840	31,419

Total assets	$855,376	$727,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under warehouse facilities	$126,860	$—
Senior notes	367,420	366,657
Subordinated notes	82,548	51,898
Capital lease obligations	2,704	3,384
Accounts payable and accrued liabilities	26,253	36,935

Total liabilities	605,785	458,874

Commitments and contingencies
Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized:
Common stock 39,443,693 and 39,156,888 shares issued and outstanding, respectively	395	392
Additional paid-in capital	326,202	324,565
Accumulated other comprehensive income (loss)	(33,343)	18,550
Retained deficit	(43,663)	(74,698)

Total shareholders' equity	249,591	268,809

Total liabilities and shareholders' equity	$855,376	$727,683

See notes to unaudited consolidated financial statements.

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	1999	1998	1999	1998
Revenues:
Net interest margin	$23,889	$22,675	$67,500	$63,593
Gain (loss) on sale of loans	16,671	20,667	70,175	(39,631)
Servicing fee income	23,755	21,236	67,986	61,086

Total revenues	64,315	64,578	205,661	85,048
Expenses:
Salaries and benefits	18,543	16,387	56,468	50,387
General and administrative and other operating expenses	23,554	26,966	73,121	93,491

Total operating expenses	42,097	43,353	129,589	143,878
Long-term debt and other interest expense	13,938	12,926	41,061	38,619

Total expenses	56,035	56,279	170,650	182,497

Operating income (loss) before income taxes and cumulative effect	8,280	8,299	35,011	(97,449)
Related income tax benefit	—	—	—	(9,235)

Income (loss) before cumulative effect	8,280	8,299	35,011	(88,214)
Cumulative effect of change in accounting, net of taxes of $0	—	—	(3,976)	—

Net Income (loss)	8,280	8,299	31,035	(88,214)

Other comprehensive income (loss):
Net unrealized gain (loss) on retained interests in securitized assets	12,278	7,631	(51,893)	10,736
Income tax benefit	—	—	—	(2,271)

	12,278	7,631	(51,893)	13,007

Comprehensive Income (loss)	20,558	15,930	(20,858)	(75,207)

Basic Earnings Per Share:
Income before cumulative effect	0.21	0.21	0.89	(2.26)
Cumulative (loss) effect	—	—	(0.10)	—

Net income (loss)	0.21	0.21	0.79	(2.26)

Diluted Earnings Per Share:
Income before cumulative effect	0.21	0.21	0.88	(2.26)
Cumulative (loss) effect	—	—	(0.10)	—

Net income (loss)	$0.21	$0.21	$0.78	$(2.26)

Weighted average shares outstanding:
Basic	39,395,014	39,142,050	39,324,308	39,031,668
Diluted	40,353,565	39,279,813	39,944,512	39,031,668

See notes to unaudited consolidated financial statements.

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	1999	1998
Cash flows from operating activities:
Net income (loss)	$31,035	$(88,214)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,355	8,044
Provision for losses	2,200	2,364
Gain on Sale of Equipment	(36)	—
(Increase) decrease in assets:
Automobile loans held for sale:
Purchases of automobile loans	(1,810,621)	(1,731,546)
Sales of automobile loans	1,700,605	1,714,710
Repayments of automobile loans	25,211	43,561
Restricted Cash	(5,270)	(1,231)
Retained interest in securitized assets	(93,062)	22,510
Due from securitization trusts	—	8,823
Prepaid expenses and other assets	(2,165)	340
Decrease in liabilities:
Deferred income taxes	—	(11,506)
Accounts payable and accrued liabilities	(10,681)	(584)

Total cash used in operating activities	(154,429)	(32,729)
Cash flows from investing activities:
Proceeds from sales of furniture, fixtures and equipment	1,104	—
Purchase of furniture, fixtures and equipment	(5,098)	(4,704)
Collections on subordinated certificates	687	758

Total cash used in investing activities	(3,307)	(3,946)
Cash flows from financing activities:
Net proceeds from issuance of Common Stock	902	1,038
Proceeds from borrowings under warehouse facilities	1,772,808	2,067,182
Repayment of borrowings under warehouse facilities	(1,645,948)	(2,040,219)
Unsecured subordinated notes, net	30,650	(1,870)
Reduction of capital lease obligations	(680)	(1,633)

Total cash provided by financing activities	157,732	24,498

Net decrease in cash and cash equivalents	(4)	(12,177)
Cash and cash equivalents at beginning of period	6,326	18,946

Cash and cash equivalents at end of period	$6,322	$6,769

Supplemental disclosures of cash flow information:
Non cash activities:
Additions to capital leases	$99	—
Cash paid for:
Interest	$58,412	$55,233

See notes to unaudited consolidated financial statements.

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 1999
(Dollars in thousands, except share amounts)	Number of Common Shares	Common Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained (Deficit)	Total
Balance, December 31, 1998	39,156,888	$392	$324,565	$18,550	$(74,698)	$268,809
Exercise of options and warrants	83,666	1	445			446
Issuance of Common Stock:
Benefit plans	203,139	2	455			457
Amortization of deferred compensation			737			737
Unrealized loss on retained interest in securitized assets				(51,893)		(51,893)
Net income					31,035	31,035

Balance, September 30, 1999	39,443,693	$395	$326,202	$(33,343)	$(43,663)	$249,591

See notes to unaudited consolidated financial statements.

ARCADIA FINANCIAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made to the September 30, 1998 balances to conform to current period presentation.

  Use of Estimates

    In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of finance income receivable and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. The Company's estimation process is evaluated on a regular basis and modified when deemed necessary. Modifications to the estimation process may result in changes in estimates utilized to determine the carrying value of retained interest in securitized assets. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles, as well as other assumptions. The financial statement effects of changes in such estimates are reflected in the results of operations of the period of change. The range of assumptions, as well as actual performance, is reflective of the risk characteristics of the loans within specific securitization pools.

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

3. Retained Interest in Securitized Assets

    The following table sets forth the components of retained interest in securitized assets:

(Dollars in thousands)	At September 30, 1999	At December 31, 1998
Estimated future excess cash flows on loans sold, net of estimated prepayments(1)	$1,294,821	$1,195,466
Deferred servicing income	(103,445)	(101,996)
Reserve for loan losses	(386,048)	(415,401)

Undiscounted cash flows on loans sold, net of estimated prepayments	805,328	678,069
Discount to present value	(176,213)	(90,123)

	$629,115	$587,946

Reserve for loan losses as a percentage of securitized servicing portfolio	7.57%	8.18%

(1)
Includes restricted cash deposits in securitization spread accounts of $354.2 million and $227.7 million at September 30, 1999 and December 31, 1998, respectively.

    The following represents the roll-forward of the retained interests in securitized assets balance:

(Dollars in thousands)
Balance, December 31, 1998	$587,946
Present value of estimated future cash flows from current period securitizations	190,972
Interest earned on spread accounts	11,833
Accretion of discount on estimated future cash flows	42,835
Unrealized loss on retained assets	(51,893)
Less:
Excess cash flows released to the Company(1)	(152,578)

Balance, September 30, 1999	$629,115

(1)
Pursuant to an arrangement between the Company and its provider of asset-backed securities insurance, if any insured securitization trust exceeds a specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Under such arrangement, the Company had approximately $5.8 million pledged and deposited in restricted accounts at September 30, 1999. Such pledged amounts are included in restricted cash. Restrictions on the pledged amounts may be lifted if the portfolio performance for the related securitization trusts tests are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company at the end of the securitization term.

4. Other Assets

(Dollars in thousands)	At September 30, 1999	At December 31, 1998
Advances due to servicer	$5,612	$5,967
Deferred debt issuance costs	9,053	10,110
Investment in subordinated certificates	1,186	1,873
Servicing fee receivable	5,174	4,841
Prepaid expenses	1,435	1,717
Other assets	9,380	6,911

	$31,840	$31,419

5. Subordinated Notes

(Dollars in thousands)	At September 30, 1999	At December 31, 1998
Senior subordinated notes, Series 1996-A	$30,000	$30,000
Junior subordinated notes	52,548	21,898

	$82,548	$51,898

6. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for each of the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share amounts)	1999	1998	1999	1998
Numerator:
Net income (loss) from operations before cumulative effect	$8,280	$8,299	$35,011	$(88,214)

Denominator:
Denominator for basic earnings per share—weighted average shares	39,395,014	39,142,050	39,324,308	39,031,668
Dilutive effect of options and warrants(1)	958,551	137,763	620,204	—

Denominator for diluted earnings per share—adjusted weighted average shares	40,353,565	39,279,813	39,944,512	39,031,668

Basic income (loss) before cumulative effect	$0.21	$0.21	$0.89	$(2.26)

Diluted income (loss) before cumulative effect	$0.21	$0.21	$0.88	$(2.26)

(1)
For the three and nine months ended September 30, 1999 and 1998, there were 5.0 million, 6.1 million, 6.6 million, and 5.1 million options and warrants respectively, that were excluded from the computation of diluted earnings per share because the impact was anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Substantially all of the Company's revenues are derived from the purchase, securitization and servicing of consumer automobile loans originated in 45 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 17 regional buying centers (or "hubs") located in 14 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes." Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized by it in return for a monthly servicing fee. To perform its servicing responsibilities the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

Three and Nine Months Ended September 30, 1999 and 1998

Results of Operations

  Changes in Accounting Method

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

    Net Interest Margin.  The components of net interest margin for each of the three and nine months ended September 30 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	1999	1998	1999	1998
Interest income on loans, net	$6,734	$7,947	$21,255	$20,979
Interest income on short-term investments and other cash accounts	1,861	2,538	5,610	8,485
Accretion of present value discount	15,494	12,885	42,835	36,493
Provision for credit losses on loans held for sale	(200)	(695)	(2,200)	(2,364)

Net interest margin	$23,889	$22,675	$67,500	$63,593

    Net Interest Margin increased 5% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, and increased 6% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in net margin for the three and nine months ended September 30, 1999 compared to the same periods in 1998 is primarily due to increased accretion in present value discount reflecting the growth in the Company's Retained Interest in Securitized Assets.

    A 4% and 5% increase in loan purchasing volume (see table below) during the three and nine months ended September 30, 1999, respectively, resulted in (i) a higher average monthly balance of loans held for sale, on which the Company earns interest income until such loans are securitized ($298.8 million and $278.8 million, respectively, up from $210.3 million and $189.5 million in the same periods of 1998, respectively) and (ii) the rise in the weighted average gross interest rate spread earned on such loans held for sale. During the three and nine months ended September 30, 1999, the weighted average gross interest rate spread rose to 11.65% and 11.93%, respectively, compared with 11.02% and 11.16%, respectively, during the same periods in 1998.

    The Company's loan purchasing volume for each of the three and nine months ended September 30 are set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	1999	1998	1999	1998
Total automobile loans purchased	$594,871	$570,021	$1,807,027	$1,726,874

    Gain on Sale of Loans.  During the three months ended September 30, 1999, gain on sale of loans declined 19% compared to the same period in 1998 primarily due to a permanent impairment adjustment to two of the Company's 22 outstanding securitizations that totaled $6.7 million. See "Financial Condition—Retained Interest in Securitized Assets" below.

    During the nine months ended September 30, 1998 the Company recognized a pre-tax charge on sale of loans of $114.5 million resulting in a loss on the sale of loans of $39.6 million. Included in the Gain on Sale of Loans for the nine months ended September 30, 1999 is a $1.3 million loss on $3.6 million of loans sold that the Company had been unable to sell in the secondary markets through securitization.

    The following table summarizes the Company's gross interest rate spreads for each of the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Initial weighted average APR of loans securitized	17.15%	16.81%	17.24%	16.97%
Initial weighted average securitization rate	6.80	5.64	6.40	5.87

Gross interest rate spread(1)	10.35%	11.17%	10.84%	11.10%

(1)
Before gains/losses on hedging transactions.

  Hedging Strategy

    The Company enters into hedging transactions to manage its gross interest rate spread on loans held for sale. The Company sells forward U.S. Treasuries that most closely parallel the average life of its portfolio of loans held for sale. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. To the extent hedging gains or losses are significant, the resulting up-front cash payments or receipts may impact the Company's liquidity. These up-front cash receipts or payments are offset in future periods through the realization of a lower or higher spread, respectively, established at the time of pricing the hedged transaction. During the first nine months of 1999, the Company's hedging activities generated net cash flows to the Company of $4.5 million compared to a net use of cash during the same period a year ago of $16.8 million. There were no unrealized losses outstanding at September 30, 1999.

    In the second quarter of 1999, the Company changed several factors and assumptions utilized in determining the gain on sale of asset-backed securities. First, based on the mix of vehicles and the relative risk associated with loans sold during the quarter, management increased the estimated cumulative default rate to 16.03% from the prior quarter rate of 15.15%. Second, the Company has continued to experience a recovery rate in excess of 48% on the sale of repossessed vehicles during 1998 and 1999 and therefore the Company increased its estimated recovery rate to 48% from the prior rate of 45%. During the three months ended September 30, 1999, the Company further refined the recovery rate assumption to 49%. Finally, based on a review of industry-reported discount rates in the consumer finance markets, the Company increased the discount rate used to estimate the present value of the future excess cash flows to be released from spread accounts to 15%. Increasing the overall discount rate on an existing securitization transaction has the effect of increasing an unrealized loss, while increasing the rate on a new securitization transaction defers a greater portion of the gain to the Company from that transaction.

    Any unamortized balance of participations paid to dealers is included in the cost basis of loans at the time they are securitized and is recorded as a reduction to gain on sale. Participations paid as a percentage of the principal balance of loans purchased were 2.99% and 2.96%, respectively, during the three and nine months ended September 30, 1999, compared to 2.94% and 2.87%, respectively, in the same periods a year ago.

    Gain on sale of loans has been adjusted for net realized gains on hedging transactions of $1.6 million and $4.5 million during the three and nine months ended September 30, 1999, compared with net realized losses of $8.4 million and $16.8 million, respectively, in the same periods a year ago. The hedging losses that were charged against gain on sale of loans in 1998 were primarily due to the downward movement of treasury rates.

    Servicing Fee Income.  The components of servicing fee income for each of the three and nine months ended September 30 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	1999	1998	1999	1998
Contractual servicing fee income	$14,940	$14,577	$43,823	$42,756
Other servicing income	8,815	6,659	24,163	18,330

Total servicing fee income	$23,755	$21,236	$67,986	$61,086

    The Company earns contractual servicing fee income for servicing loans sold to securitization trusts in securitizations. Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding principal balance of the loans in the relevant trust. The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at September 30, 1999. The growth in contractual servicing fee income is primarily related to an increase in the average servicing portfolio outstanding (see table below).

    Other servicing income consists primarily of collection fees earned by the Company as servicer of the loans. The rise in other servicing income is principally due to an increase in document fees collected, and an increase in fees associated with certain customer payment services utilized for collecting delinquent accounts.

    The following table reflects the growth in the Company's servicing portfolio from September 30, 1998 to September 30, 1999:

	At September 30,
(Dollars in thousands, except as noted)	1999	1998
Principal balance of automobile loans held for sale	$159,672	$20,785
Principal balance of loans serviced under securitizations	5,101,122	5,117,013

Servicing portfolio	$5,260,794	$5,137,798

Average unpaid principal balance (actual dollars)	$11,076	$11,480
Number of loans serviced	474,989	447,542

    The Company's servicing portfolio (measured by principal balance) increased 2% from September 30, 1998 to September 30, 1999, reflecting loan purchases and subsequent securitizations, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans at September 30, 1999 compared to September 30, 1998 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in the average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

    Operating Expenses.  During each of the three and nine months ended September 30, 1999, salaries and benefits increased 12% from the same periods a year ago. The increase in salaries and benefits is primarily due to an enhanced incentive program for collectors and an increase in FTE's, partially offset by lower overtime compensation resulting from centralizing the Company's collection operations during 1998.

    Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, decreased 14% and 22% for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. Included in operating costs during the nine months ended September 30, 1998 is a pre-tax charge of approximately $10.5 million related to the elimination of the Company's retail remarketing program and other organizational changes designed to improve operating efficiency. Excluding this charge, other operating costs decreased 11% for the nine months ended September 30, 1999. The decrease is primarily attributable to lower repossession and remarketing expenses due to the elimination of the Company's retail remarketing program.

    Income Taxes.  The Company did not record an income tax provision during the three and nine months ended September 30, 1999, due to the utilization of net operating loss carryforwards.

    Impact of Year 2000.  The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all computer based applications to recognize the date change from December 31, 1999 to January 1, 2000, potentially causing miscalculations, system failures and other operational problems.

    One of the Company's most critical operating systems is its loan accounting system. In July 1997, an internal implementation team along with outside consultants was assigned to evaluate, select, and implement a new installment loan accounting system and various sub-systems (the "ILA system") in connection with an initiative to replace and enhance the Company's key operating systems. One of the requirements for consideration was that the new ILA system be Year 2000 compliant. In late 1997, a contract was signed with a nationally recognized vendor to provide the Company with such a system. The contract warrants, among other things, that the core software system being purchased is fully Year 2000 compliant. The new Installment Loan Accounting system was installed in production at the Company during September 1999. Extensive testing was done prior to that time to insure that the system was delivered as specified by the Company including Year 2000 compliance. Further verification of the Year 2000 compliance of the system is planned to be completed before the end of 1999.

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

    The Company has expended approximately $840,000 for its Year 2000 through September 30, 1999. These costs do not include amounts related to the implementation of the ILA system or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of, the Year 2000 issue. Consistent with the Company's capitalization policy, the cost of such non-Year 2000 hardware and software purchases will be capitalized and amortized over their expected useful lives.

    Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures that the Company undertakes, but also on the way in which the Year 2000 issue is addressed by its business partners, service providers, utility providers, governmental agencies and other entities with which the Company does business. In an effort to minimize the impact any third-party Y2K failure might have on business operations, the Company has completed the development of contingency plans for critical business functions related to its Year 2000 efforts. All critical business processes have been evaluated for dependency on applications that might have a Year 2000 related failure either internally or externally. The impact of such a failure was assessed both from a financial and a process perspective. Based on the impact and the amount of time that a failure could be tolerated, contingency plans have been put in place. We believe these contingency plans will protect the Company from any major business disruptions related to Year 2000 failures by the Company or any of the Company's key service providers.

    The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. Nearly all of the tasks defined in its Year 2000 plan have been completed. The Company plans to continuously monitor the status of completion of its Year 2000 plan and, based on such information, will develop contingency plans as necessary. In the event that the Company does not complete any additional phases of its plan, the Company may be unable to perform its key operating activities, such as the purchase of loans and the invoicing, collecting and application of obligor repayments. In addition, the Company could be subject to litigation for computer systems failure such as improper application of repayments and resulting incorrect credit reporting to credit bureaus. Finally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

    The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material difference include, but are not limited to, the continued availability of key Year 2000 personnel, and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

Financial Condition

    Due From Securitization Trust.  The decrease in due from securitization trust is due primarily to the timing of loans transferred to securitization trusts combined with an accounting method change to recognition of gain upon physical settlement (see "Changes in Accounting Method").

    Auto Loans Held for Sale.  The Company's portfolio of auto loans held for sale increased to $162.6 million at September 30, 1999, compared with $17.9 million at December 31, 1998, due primarily to the timing of loans transferred to securitization trusts combined with an accounting change to recognition of gain upon physical settlement (see "Changes in Accounting Method"). An increase in loan purchasing volume during the first nine months of 1999 compared with the same period in 1998 also contributed to the increase in auto loans held for sale.

    The Company carries its loans held for sale at the lower of amortized cost (principal amount outstanding) or market. The Company intends to securitize all loans that are purchased. Normally, loans purchased during the quarter are securitized during that quarter or the first month of the following quarter. The Company provides an allowance for credit losses relating to non-performing loans that are not eligible to be securitized. Over time, some of the non-performing loans will become performing loans and will then be securitized. The remainder will be sold by the Company to third parties at a discount to the Company's amortized cost. The allowance for credit losses represents the Company's estimate (based on historical experience) of the discount that would be required if the non- performing loans were sold at the balance sheet date. The allowance for credit losses is increased by charging the provision for credit losses (disclosed as a component of net interest margin) and decreased by actual losses incurred on the loans held for sale. For balance sheet purposes, the Company nets the credit loss allowance against loans held for sale.

    The following table illustrates the allowance for credit losses on loans held for sale over the last four quarters:

(Dollars in thousands)	September 30, 1999	June 30, 1999	March 31, 1999	December 31, 1998
Beginning Balance	$1,113	$459	$292	$13
Provision for Losses	200	1,100	900	900
Net Charge-offs	(170)	(446)	(733)	(621)

Ending Balance	$1,143	$1,113	$459	$292

    Retained Interest in Securitized Assets.  Retained interests in securitized assets increased to $629.1 million at September 30, 1999 from $587.9 million at December 31, 1998. This increase is primarily due to amounts capitalized upon completion of securitization transactions during 1999 related to the present value of estimated cash flows partially offset by excess cash flows released to the Company from securitization trusts. The increase for the year is also offset by temporary fair value adjustments taken against Retained Interest during the year.

    The Company records unrealized gains or losses attributable to the change in the fair value of the Retained Interest in each securitization until realized. The unrealized gains or losses are recorded in "Accumulated other comprehensive income," a component of shareholders' equity. The Company is not aware of an active market for the purchase or sale of Retained Interest, and accordingly, the Company determines the estimated fair value of the Retained Interest by discounting the expected cash flows to be released from the securitization trusts using a discount rate which the Company believes is commensurate with the risks involved. The discount rate used by the Company is currently 15%.

    A permanent impairment adjustment to the carrying value of the Retained Interest may be required if the present value (determined using a risk-free interest rate) of an individual Retained Interest is less than its carrying value. This determination is made on a disaggregated (pool by pool) basis. Permanent impairment adjustments are recorded as a component of Gain on Sale of Loans. During the three months ended September 30, 1999, the Company recorded permanent impairments totaling $6.7 million for two of its 22 residual interests. Changes in assumptions, adverse experience, restructuring of cash flows or simply an increase in the risk free rate could trigger impairments in the remaining residual interests. For example, a 0.25% increase in the risk free rate would create a permanent impairment of the September 30, 1999 Retained Interests of $9.7 million, absent any other change. As of September 30, 1999, the Company has recorded both negative and positive fair value adjustments of $50 million and $17 million, respectively. This entire amount is reflected in the Statement of Shareholders' Equity as unrealized gain or loss. If a permanent impairment occurs in the future, the impaired residual interest(s) will be written down to their then fair value which will be determined using a discount rate of 15%. All residual interests are currently reflected on the Company's balance sheet at their fair value. Once a residual interest has been written down to a new fair value, the residual interest will yield 15% immediately thereafter.

    For both temporary and permanent impairments, the Company's management evaluates all of the assumptions used to record the original Gain on Sale of Loans and Retained Interest in Securitized Assets.

    Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities decreased 29% to $26.3 million at September 30, 1999 as compared with $36.9 million at December 31, 1998. This decrease primarily reflects the semi-annual payment in September 1999 of accrued interest associated with the Company's Senior Notes.

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

  Delinquency Experience(1):

	September 30, 1999		December 31, 1998
(Dollars in thousands)	Amount	Percent	Amount	Percent
Delinquent contracts:
31-60 days	$121,993	2.32%	$130,135	2.55%
Greater than 60 days	67,512	1.28%	62,879	1.23%

	$189,505	3.60%	$193,014	3.78%
In repossession	46,013	0.88%	50,809	1.00%

	$235,518	4.48%	$243,823	4.78%

(1)
All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans which the Company continues to service.

  Credit Loss/Repossession Experience(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	1999	1998	1999	1998
Average servicing portfolio	$5,246,953	$5,133,325	$5,180,146	$5,062,745
Average number of loans	472,621	444,285	463,962	431,694
Number of charge-offs	9,077	9,125	26,020	25,399
Gross charge-offs(2)	$55,218	$60,896	$179,052	$192,322
Recoveries(3)	4,415	5,841	19,494	13,589

Net losses	$50,803	$55,055	$159,558	$178,733

Annualized gross charge-offs as a percentage of average servicing portfolio	4.21%	4.75%	4.61%	5.07%
Annualized net losses as a percentage of average servicing portfolio	3.87%	4.29%	4.11%	4.71%

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

    The Company's delinquency rate has declined compared to December 31, 1998, in part because of a recovery from the normal seasonal pressure on collection efforts, which is generally highest in the fourth quarter of the year. Management also believes that the decrease in the delinquency rate reflects improvements in the Company's collections and servicing functions implemented during 1998 and the first nine months of 1999.

    Annualized gross charge-offs and net losses during the nine month period ended September 30, 1998, include a charge of 0.57% representing the impact of a write-down of current inventory resulting from a revision to the estimate of net realizable value and the write-off of all remaining problem loans from one of the Company's original consignment dealers with which it has since ceased doing business. The increase in gross charge-offs for the three and nine months ending September 30, 1999 compared to the same periods in 1998 (excluding the write-down charge) reflects the utilization of only wholesale disposition channels for the sale of repossessed vehicles following the Company's discontinuation of its retail remarketing program. Although recovery rates on the sale of vehicles through wholesale channels is generally lower than those realized through retail distribution channels, management believes that its decision in June 1998 to discontinue its retail remarketing operations has enabled it to better manage its level of repossessed inventory due to the increase in the speed at which repossessed vehicles can be liquidated, and as a result has improved the timing of excess cash flows released to the Company from securitization trusts.

Liquidity

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) the purchase and financing of automobile loans pending securitization, (ii) payment of dealer participations, (iii) deposits of cash held from time to time in restricted accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) the cost of repossessed inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending securitization, from excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has experienced a negative cash flow basis and expects to continue to do so in the near future. The Company has historically funded these negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes. The Company expects that it will require additional capital in the future to fund continued negative operating cash flows, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future operations. See "Capital Resources."

  Principal Uses of Cash in Operating Activities

    Purchase and Financing of Automobile Loans.  Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $1.8 billion of loans during the first nine months of 1999 compared to $1.7 billion during the same period in 1998. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because the warehouse facilities limit the advance rate to less than 100% of the loans being purchased, the Company is required to fund the remainder of all purchases with other available cash resources prior to securitization.

    Dealer Participations.  Consistent with industry practice, the Company pays dealers participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. When loans are securitized, the related dealer participation is included in the cost basis of the loans and subsequently recovered over the estimated life of the related loan through the return to the Company of excess cash flow from the securitization trust. Participations paid by the Company to dealers during the nine months ended September 30, 1999 were $53.4 million, or approximately 2.99% of the principal balance of loans purchased, compared with $49.5 million, or approximately 2.87% of loans purchased, during the same period in 1998.

    Spread Account and Securitization Expenses.  In connection with securitizations, the Company is required to fund spread accounts related to each transaction. The Company primarily funds these spread accounts by foregoing receipt of excess cash flow until these spread accounts exceed predetermined levels. In addition, for some securitizations the Company has been required to provide initial cash deposits into the spread accounts that have ranged from zero to 4.5% of the principal balance of the loans securitized. In connection with securitizations completed during 1998 and the first half of 1999, the Company was able to eliminate or significantly reduce the amount of cash required for initial deposits in exchange for an increase in the insurance premiums paid to Financial Security Assurance Inc. ("FSA"), the Company's provider of asset-backed securities insurance. However, for the third quarter securitization transactions and possibly for future securitization transactions, FSA is requiring the Company to deposit a higher level of initial cash deposits into the spread accounts, and has also imposed higher maximum levels for the spread accounts where FSA provides asset-backed securities insurance. Even if the Company is able to make alternative arrangements, the Company expects that this will increase the Company's need for cash to fund securitization activity.

    The Company's securitization trusts had $354.2 million of restricted cash in spread accounts at September 30, 1999, compared with $227.7 million at December 31, 1998. The increase in restricted cash in spread accounts reflects the continued securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, partially offset by the release of excess cash flows from securitization trusts spread accounts which have reached the required levels. In addition to the restricted cash noted above, spread accounts were further supported by $30.5 million and $18.5 million of reinsurance contracts at September 30, 1999 and December 31, 1998, respectively, purchased by the Company's asset-backed securities insurance provider in connection with the initial deposit arrangement discussed above, as well as an additional $45.0 million in reinsurance contracts related to the early release of $60.0 million of cash from spread accounts during 1998. The $45.0 million will be replenished in the relevant spread accounts, and the amount of reinsurance reduced by the level of monthly cash releases from the spread accounts of $5.0 million in October 1999, $6.0 million in November 1999, $4.0 million in December 1999, $3.0 million per month from January through July of 2000, and $2.0 million per month from August through October of 2000.

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

    Repossessed Inventory.  At September 30, 1999, the approximate realizable value of repossessed inventory managed or owned by the Company and held for resale was $25.6 million, compared with $32.7 million at December 31, 1998. The rate at which repossessed inventory is sold impacts cash available for deposit to spread accounts from securitization trusts and, consequently, the excess cash potentially available for distribution to the Company. At September 30, 1999, repossessed inventory was 0.5% of the total servicing portfolio compared with 0.6% at December 31, 1998. Any improvement in cash due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions after December 31, 1998, and generally lower wholesale used car prices.

    Interest Expense.  Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization. The Company also incurs interest expense related to both short-term and long-term debt obligations.

  Principal Sources of Operating Cash Flows

    Excess Cash Flow.  The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale prior to securitization. During the first nine months of 1999, the Company received $152.6 million of excess cash flow, compared with $103.6 million during the first nine months of 1998. The Company has entered into an arrangement with its provider of asset-backed insurance which provides that, if any insured securitization trust exceeds its specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. At September 30, 1999 an aggregate $5.8 million of cash released from spread accounts was restricted pursuant to this arrangement. Restrictions on the pledged amounts may be lifted if the portfolio performance tests for the related securitization trusts are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trusts are repurchased at the end of the securitization term. There can be no assurance that the restrictions will be lifted or, absent amendments to the portfolio performance tests, that additional performance tests will not be exceeded, thereby increasing the level of excess cash which must be pledged. A significant increase in the level of cash pledged under this arrangement could significantly limit the Company's ability to fund the purchase and securitization of loans.

    While delinquencies have stayed in a consistent range, the Company experienced an increase in delinquencies during the third quarter as compared to the second quarter. This increase has been attributed to seasonality and an installment loan system conversion that took place during September 1999.

    Loan portfolio delinquency, default and net loss rates that are poorer than portfolio performance tests could result in a decrease in or interruption of excess cash flow available to us. Each insured securitization trust has portfolio performance tests that relate to levels of delinquencies, defaults and net losses on the loans in the trust. These portfolio performance tests require that the loan portfolio of each insured securitization trust have:

  •
  An average delinquency ratio not equal to or in excess of a specified percentage;

  •
  A cumulative default rate not equal to or in excess of specified percentages, which vary based on the aging of the loan portfolio; and

  •
  A cumulative net loss rate not equal to or in excess of specified percentages, which vary based on the aging of the loan portfolio.

If the loans in any trust perform worse than is required by any of these tests, the amount of cash that has to be retained in the related spread account or accounts increases significantly until the loan portfolio has performed at the required levels for a specified period, generally three to five months. Any violation will decrease available excess cash flow for that time period. FSA as provider of financial guaranty insurance can waive a violation of these portfolio performance tests. We have an arrangement with FSA under which, if loan portfolio performance is poorer than the portfolio performance test levels, our subsidiary ARFC may make a pledge of cash that has the effect of preventing the violation of the portfolio performance test. Some trusts have exceeded these portfolio performance tests in the past, and some trusts were still in excess of these tests at September 30, 1999, but this arrangement has prevented a violation. It has also, however, reduced the amount of cash that would have been available to us for use if we had received a waiver of the violation. An increase in loan delinquencies, cumulative defaults or net losses could result in one or more additional existing securitization trusts exceeding one or more of the portfolio performance tests unless the portfolio performance test levels are changed. FSA is not required either to continue its arrangement with us or to make any future violations of portfolio performance test levels and might not do so if additional trusts were to perform more poorly than required.

    Servicing Fees.  The Company receives servicing fees for servicing securitized loans included in various securitization trusts. The servicing fee for loans in securitization trusts ranges from one percent to 1.25 percent of the outstanding principal balance on loans in the relevant trust. The Company also receives collection fees, such as late payment fees and insufficient fund charges. During the nine months ended September 30, 1999 and 1998, the Company received cash for such services in the amount of $68.0 million and $61.1 million, respectively. Servicing fee income is reflected in the Company's revenues as earned.

Capital Resources

    The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are financed generally on a temporary basis, and (ii) the securitization of loans, pursuant to which loans are sold as asset-backed securities. Additional financing is required to fund the Company's operations.

    Warehouse Facilities.  Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At September 30, 1999, the Company had three warehouse facilities in place with various financial institutions and institutional lenders with an aggregate capacity of $700.0 million, of which $573.1 million was available. Proceeds from securitizations, generally received within seven to ten days following the cut-off date established for the securitization transaction, are applied to repay amounts outstanding under warehouse facilities. Two of the Company's warehouse facilities with a capacity of $550.0 million were renewed in the third quarter. FSA provides credit enhancement with respect to one of these facilities in the form of a financial guaranty insurance policy guaranteeing certain payments. This policy will be reduced from $400.0 million to $200.0 million on February 15, 2000; at the same time the capacity of the facility will be reduced from $400.0 million to $200.0 million. This facility will expire on July 12, 2000. The second warehouse facility that was renewed during the third quarter has $150 million of capacity and will expire in September 2000. In October the third warehouse facility of $150 million, was extended to January 15, 2000.

    Securitization Program.  An important capital resource for the Company has been its ability to realize the value of its automobile loans in the secondary markets through securitizations.

    The following table summarizes the Company's securitization transactions during the nine months ended September 30, 1999, all of which were publicly issued and rated "AAA/Aaa".

Date	Original Balance	Remaining Balance as of September 30, 1999	Remaining Balance as Percentage of Original Balance	Current Weighted Average APR	Weighted Average Securitization Rate	Current Gross Interest Rate Spread
(Dollars in thousands)
1999—A	$550,000	$474,172	86.21%	17.39%	5.95%	11.44%
1999—B	650,000	606,522	93.31%	17.25%	6.39%	10.86%
1999—C(1)	600,000	432,835	72.14%	17.16%	6.99%	10.17%

	$1,800,000	$1,513,529

(1)
As of September 30, 1999 the Company had delivered $438.5 million of automobiles loans for the 1999-C securitization transaction and $161.5 million of cash remained in the pre-funded portion of the trust.

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

    The Company has a program to sell unsecured subordinated notes (the "Junior Subordinated Notes") to be offered to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Company's Senior Note indenture. The Note Program currently offers Junior Subordinated Notes extendible by the investor having maturities of 90 and 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and 10 years after the date of issue. Interest rates on any newly issued Junior Subordinated Notes are based on market conditions. The Company may adjust interest rates on extendible Junior Subordinated Notes at any rollover date. During the first nine months of 1999 proceeds from the issuance of Junior Subordinated Notes, net of repayments at maturity, were $30.7 million.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis—Capital Resources—Hedging Strategy" for additional information regarding such market risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On March 4, 1997, a shareholder commenced an action against the Company and certain named directors and officers of the Company entitled Taran v. Olympic Financial Ltd. et al. in the United States District Court for the District of Minnesota. Four similar lawsuits, three of them in the United States District Court for the District of Minnesota (Frank Dibella, on behalf of himself and all others similarly situated vs. Olympic Financial Ltd. et al., Michael Diemer vs. Olympic Financial Ltd. et al. and Howard Pisnoy vs. Olympic Financial Ltd. et al.) and one in the United States District Court for the Eastern District of New York (North River Trading, LLC, and Allan Farkas, an All Others Similarly Situated vs. Olympic Financial Ltd. et al.) were filed after that time. These suits have been consolidated in one suit, in re Olympic Financial Ltd. Securities Litigation, in the United States District Court for the District of Minnesota. Plaintiffs in the consolidated action allege that during the period from July 20, 1995 through March 3, 1997 the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificially inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. The Company has reviewed the complaint in the consolidated action and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    Another case which was filed November 8, 1996, Powel et al. V. Arcadia Financial Ltd. et al., involved a complaint by approximately 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case alleged that Arcadia was either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company resolved the claims by such borrowers through the mediation process in June 1998. However, prior to the dismissal of those plaintiff's action, an additional three plaintiffs entered the case. Since the entry of those three plaintiffs, an additional 200 borrowers have also been added as named plaintiffs. The Company intends to defend the case vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    The following exhibits are filed in response to Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
3.2	Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed November 7, 1996).
4.2	Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
4.3	Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 30, 1998 and filed October 8, 1998).
4.4	First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to the Company's Registration Statement on Form S-1, File No. 33-81512) .
4.5	Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Company, Norwest Bank Minnesota, National Association, as Resigning Trustee, and Marine Midland Bank, as Successor Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-60531).
4.6	First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13,1998, between the Company and Marine Midland Bank, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-60531).
4.7	Indenture dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
4.8	First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
4.9	Indenture dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.10	First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.11	Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.12	Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.13	Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997) .
4.14	Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.15	Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, including form of Notes, relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15, 1997).
10.1	Insurance and Indemnity agreement, dated as of September 22, 1999, among Financial Security Assurance, Inc. ("FSA"), Arcadia Automobile Receivables Trust 1999-C, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (filed herewith).
10.2	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (filed herewith).
10.3	Series 1999-C Supplement, dated as of September 22, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (filed herewith).
10.4	Amendment No. 2, dated as of October 7, 1999, to Receivables Transfer Agreement, dated as of October 16, 1998, by and among Arcadia Receivables Finance Corp. V, the Registrant, Park Avenue Receivables Corporation and The Chase Manhattan Bank (filed herewith).
10.5	Credit Suisse First Boston, September 2, 1999, letter amending the Receivables Financing Agreement and fee letter dated as of September 24, 1998, for the $150,000,000 warehouse facility (filed herewith) .
27.1	Financial Data Schedule (filed herewith).

    (b) Reports on Form 8-K

    On June 16, 1999, the Company filed a Current Report on Form 8-K dated June 7, 1999, for the Arcadia Automobile Receivables Trust, 1999-A Servicer's Certificate dated June 15, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA FINANCIAL LTD.

Signature	Title	Date

Richard A. Greenawalt	Director and Chief Executive Officer (Principal Executive Officer)	November 10, 1999
John A. Witham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 1999
Brian S. Anderson	Senior Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	November 10, 1999

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
3.2	Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed November 7, 1996).
4.2	Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
4.3	Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Rights Agreement, dated as of November 1, 1996 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 30, 1998 and filed October 8, 1998).
4.4	First Amendment and Restatement, dated as of April 28, 1995 of Indenture, dated July 1, 1994, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to the Company's Registration Statement on Form S-1, File No. 33-81512).
4.5	Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Company, Norwest Bank Minnesota, National Association, as Resigning Trustee, and Marine Midland Bank, as Successor Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-60531).
4.6	First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13,1998, between the Company and Marine Midland Bank, as Trustee, relating to the Company's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-60531).
4.7	Indenture dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
4.8	First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
4.9	Indenture dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the Company's 11 1/2% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.10	First Supplemental Indenture, dated as of March 12, 1997 between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to $300,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued March 12, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.11	Warrant Agreement, dated as of March 12, 1997 by and between the Company and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.12	Form of Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.13	Form of 11 1/2% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997) .
4.14	Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.15	Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, including form of Notes, relating to $75,000,000 of the Company's 11 1/2% Senior Notes due 2007 issued October 8, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 15, 1997).
10.1	Insurance and Indemnity agreement, dated as of September 22, 1999, among Financial Security Assurance, Inc. ("FSA"), Arcadia Automobile Receivables Trust 1999-C, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (filed herewith).
10.2	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (filed herewith) .
10.3	Series 1999-C Supplement, dated as of September 22, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (filed herewith).
10.4	Amendment No. 2, dated as of October 7, 1999, to Receivables Transfer Agreement, dated as of October 16, 1998, by and among ARFC, the Registrant, Park Avenue Receivables Corporation and The Chase Manhattan Bank (filed herewith).
10.5	Credit Suisse First Boston, September 2, 1999, letter amending the Receivables Financing Agreement and fee letter dated as of September 24, 1998, for the $150,000,000 warehouse facility (filed herewith) .
27.1	Financial Data Schedule (filed herewith).

QuickLinks

FORM 10-Q INDEX
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Three and Nine Months Ended September 30, 1999 and 1998
Delinquency, Credit Loss and Repossession Experience
Liquidity
Capital Resources
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX

SIGNATURES

EXHIBIT INDEX