Form 10-K
period 1999-12-31
ARCADIA FINANCIAL LTD
filed 2000-03-17
CIK 879674

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15 of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

OR

/ /	Transition Report Pursuant to Section 13 or 15 of the Securities Exchange Act of 1934

Commission File Number 0-20526

ARCADIA FINANCIAL LTD.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1664848 (IRS Employer Identification No.)
7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 942-9880

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)

Class A Preferred Stock Rights ($.01 par value)

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as quoted on the New York Stock Exchange on March 3, 2000 was approximately $154.1 million.

    The number of shares of the registrant's Common Stock outstanding as of March 3, 2000 was 39,428,580.

Documents Incorporated by Reference

    None

FORM 10-K INDEX

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

PART I.

Item 1. BUSINESS

General

    The Company purchases, sells and services consumer automobile loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 17 regional buying centers ("hubs") located in 14 states. These buying centers are supplemented by a network of dealer development representatives who develop and maintain relationships with car dealers operating within each buying center's immediate market area or in surrounding market areas. Credit approval and loan processing are generally performed at the regional buying center or at the Company's headquarters in Minneapolis, Minnesota.

    The Company's lending programs are designed to serve consumers who have limited access to traditional automobile financing, typically because they have prior credit difficulties or limited credit histories. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, it generally charges interest at rates higher than those charged by traditional sources. The Company also expects to sustain a higher level of credit losses than traditional sources because it provides financing to relatively high-risk borrowers.

    The Company employs a risk-based pricing strategy for determining which loans to purchase and the terms of the loans it purchases. The Company compares the terms the borrower wishes to obtain with the results of an evaluation of his or her credit characteristics on the basis of the Company's underwriting and credit scoring criteria. Underwriting procedures focus on a borrower's credit characteristics and collateral value and do not distinguish between new and used vehicles, which represented approximately 13.46% and 86.54%, respectively, of the Company's loan purchases in 1999. In the past, the Company marketed loan products using two programs. However, in 1998, the Company determined that it was more appropriate to make underwriting decisions based on a multi-tiered risk-based pricing matrix. The Company believes that this tiering provided a higher level of precision in estimating future default rates and loan profitability. The Company bases its analysis of loan loss reserves in part on the credit performance it expects from each risk tier and on the proportion of loan portfolio in each of the tiers. The Company's goal is to maximize the difference between the borrowers' interest rates and the level of net losses the Company expects on the loans it purchases.

    Prior to the execution of its Agreement and Plan of Merger with Associates First Capital Corporation, a Delaware Corporation (see "Proposed Merger and Purchase Agreement with Associates First Capital Corporation"), the Company securitized purchased loans as asset-backed securities, generally on a quarterly or more frequent basis. In its securitizations, the Company, through a special purpose subsidiary, transferred loans to newly-formed securitization trusts which issued one or more classes of asset-backed securities. The asset-backed securities were simultaneously sold to investors and the Company recognized a gain on the sale of the loans. Each month, collections of principal and interest on the securitized loans are used by the trustee to pay the holders of the related asset-backed securities, to establish and maintain spread accounts as a source of cash to cover shortfalls in collections and to pay expenses associated with the securitization and subsequent servicing. After such application by the trustee, amounts remaining are generally distributed as dividends from the special purpose subsidiary to the Company, subject to the Company's agreements with Financial Security Assurance Inc. ("FSA"). All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies, issued by FSA, which insure payments of principal and interest due on the related asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc.

    The Company is a Minnesota corporation, incorporated on March 8, 1990. Its principal executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435, and its telephone number is (612) 942-9880.

Proposed Merger and Purchase Agreements with Associates First Capital Corporation

Description of the Merger Transaction

    On November 12, 1999, the Company executed an Agreement and Plan of Merger with Associates First Capital Corporation ("Associates") and AFCC Newco, Inc. a Minnesota Corporation and a wholly owned subsidiary of Associates ("Sub"). Pursuant to the terms of the Merger Agreement, Sub will merge with and into the Company (the "Merger"), and each share of the common stock, par value $.01 per share, of the Company (the "Common Stock"), other than shares held by Associates and its subsidiaries, treasury shares, and shares with respect to which appraisal rights are perfected, will be converted into the right to receive (i) $4.90 per share in cash and (ii) one Residual Value Obligation, which will participate in cash flows in excess of agreed upon amounts released from the Company's existing securitization transactions. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (x) the approval and adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Common Stock entitled to vote thereon, (y) the absence of any injunction preventing consummation of the Merger and (z) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The closing of the Merger is expected to occur within two business days following the satisfaction of the conditions set forth in the Merger Agreement.

    On November 12, 1999, the Company and Associates also executed a Continuous Asset Purchase and Sale Agreement (the "Purchase Agreement") relating to the sale by the Company to Associates of the Company's interest in certain motor vehicle retail installment sales contracts and notes secured by motor vehicles. On the initial closing date, the Company sold with no contingencies or other rights to Associates $298.6 million in aggregate net outstanding balances of motor vehicle retail installment sales contracts (loans held for sale). Additional aggregate transfers of loans held for sale, which will become irrevocable sales upon consummation of the merger totaling $183.7 million, were completed by December 31, 1999. If and only if the Merger Agreement is terminated for any reason, the Company may purchase from the Associates all, but not less than all, of the unpaid Motor Vehicle Retail Installment Sales Contracts, excluding the $298.6 million purchased on the initial closing date. The Company primarily uses warehouse facilities to fund its initial purchases of loans pending sale to Associates.

Automobile Dealer Relationships

    Marketing.  The Company believes that the volume and quality of the loans it acquires depend upon its ability to establish and maintain satisfactory relationships with automobile dealers. The Company's DDRs and other loan purchasing personnel emphasize dealer service. The Company attempts to identify the particular service needs of dealers and to provide a reliable source of financing for qualified automobile buyers. DDRs are the Company's primary contact with its dealers and are responsible for prospecting new dealerships, selling the Company's programs and cultivating dealer relationships. DDRs train dealer personnel in the Company's programs and meet with dealer management periodically in an effort to ensure the dealer's needs and expectations are being satisfied. DDRs service dealers within the immediate market area of each regional buying center and surrounding market areas typically within a 200 mile radius of the center.

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

Underwriting

    Each applicant for a loan is required to complete and sign an application that lists the applicant's assets, liabilities, income, credit and employment history as well as other personal information. Upon receipt of the completed loan application, the Company's administrative personnel enter pertinent information into the Company's application processing system and a minimum of one credit bureau report is ordered. The credit bureau also provides the Company with a credit score for each application, which is then utilized to determine in which risk tier the loan should be placed. In connection with the Company's efforts to enhance its loan pricing process and risk management capabilities, management engaged a nationally recognized credit score consulting company to assist in the development and implementation of a proprietary credit scoring system which the Company began using during 1999. During the development of the new scoring system, management elected to outsource credit scoring to alleviate the need for system maintenance and allow its information systems personnel more time to assist in the score card development. Prior to 1998, the Company utilized its own internally-developed credit scoring system.

    The credit scoring process assesses the quality of credit applicant profiles resulting in a statistical assessment of performance characteristics. Factors considered in the scoring process include the applicant's residential and employment stability, financial history, current financial capacity and historical record of meeting financial obligations, as well as terms of the loan being requested and other credit bureau information. Credit scoring is utilized by the Company to differentiate credit applicants by credit risk in terms of expected default rates, thereby enabling the Company to decide if the risk is acceptable and to determine the appropriate loan pricing and structure to compensate for the risk. Credit scoring further improves credit decision efficiencies since applications with high credit scores can generally be processed rapidly and credit decisions quickly communicated back to the dealer, while applications with credit scores below Company-established standards can be rejected without further processing and review by Company personnel. This prioritization of applications allows for a more effective allocation of resources to applications, which require more in-depth investigation.

    The Company's underwriting and collateral guidelines as well as its credit scoring parameters provide the basis for lending decisions. However, qualitative judgement by the Company's personnel with respect to an applicant's credit quality is a significant factor in the final credit decision. Approval of loans outside of the Company's credit scoring standards or with terms inconsistent with the risk-based pricing guidelines are generally subject to additional management review before approval. The Company conducts internal compliance reviews on a monthly basis and also reviews the quality of the loans it purchases on a monthly basis and validates its credit strategies by comparing actual versus forecasted performance by risk tier.

    Upon completion of the underwriting process, the Company decides whether it will approve, conditionally approve or deny the loan application as submitted. Conditioning approval of the application involves amending the dealer's proposed terms of the loan to qualify the application within acceptable risk parameters established by the Company. Typical conditions include, but are not limited to, requiring a co-applicant, amending the length of the proposed term, requiring additional down payment, substantiating certain credit information, or requiring proof of resolution of certain credit deficiencies as noted on the applicant's credit history. Approved, declined or conditioned application decisions are promptly communicated to the dealer by phone or facsimile. Additionally, the applicant is informed by the Company of any credit denial or other adverse actions by mail, in compliance with applicable statutory requirements.

Resale and Financing of Repossessions

    As of December 31, 1998, the Company had fully discontinued its prior practice of liquidating repossessed vehicles through retail markets and had begun disposing of repossessions exclusively through wholesale distribution channels (see "Management's Discussion and Analysis—Results of Operations, Changes in Accounting Method and Accounting Estimates").

    In connection with the discontinued retail disposition strategy, the Company had provided financing opportunities through each retail consignment lot to purchasers of repossessed vehicles. The Company applied the same underwriting methodology and procedures to the financing of repossessed automobiles as it applied to the purchase of other loan products, but it allowed credit specialists and managers greater latitude in the financed repossession product to approve exceptions to underwriting criteria (with appropriate management authorization) as compared to other products. The outstanding principal amount of retail repossession sales financed by the Company was $110.7 million (2.16% of the total servicing portfolio) at December 31, 1999 compared with $172.9 million (3.93% of the total servicing portfolio) at December 31, 1998 and $169.7 million (2.56% of the total servicing portfolio) at December 31, 1997. The delinquency, default and loss rates of the Company's portfolio of repossessed automobile loans have significantly exceeded the rates of the Company's other loan products, accounting for a disproportionate amount of the Company's overall delinquencies, defaults and losses during 1997 and 1998. Although the performance of these loans will continue to impact the Company's overall credit statistics in the future, their impact has declined during 1999 and is expected to further decline in 2000 due to the discontinuation of the retail remarketing strategy in 1998 and the resulting run-off of the financed repossession portfolio.

Markets and Expansion

    The following table illustrates the loan purchasing volume and percentage of total loan purchases by regional buying centers during the three years ended December 31, 1999:

Regional Buying Center	Opening Date	1999		1998		1997
	(Dollars in thousands)
Minnesota	6/90	$146,922	6.71%	$139,605	6.38%	$163,418	5.71%
Colorado	4/92	115,998	5.30	162,773	7.42	157,525	5.50
North Texas	11/92	166,719	7.62	169,431	7.72	279,580	9.77
Washington	3/93	118,203	5.40	128,522	5.86	166,186	5.80
Arizona	7/93	104,269	4.77	102,314	4.66	184,777	6.45
Florida	8/93	148,962	6.81	164,210	7.49	189,988	6.64
Georgia	11/93	122,941	5.62	108,817	4.96	176,922	6.18
South Texas	2/94	148,453	6.79	149,812	6.83	169,495	5.92
Northern California	6/94	106,190	4.85	93,502	4.26	147,905	5.17
Missouri	6/94	101,618	4.65	97,164	4.43	151,553	5.29
Massachusetts	8/94	115,547	5.28	119,410	5.44	131,007	4.58
Tennessee	10/94	151,167	6.91	156,122	7.12	191,202	6.68
Ohio	3/95	65,033	2.97	62,585	2.85	102,905	3.59
North Carolina	5/95	163,096	7.46	188,878	8.61	241,468	8.43
Southern California	12/95	99,174	4.53	85,252	3.89	107,332	3.75
New York	3/96	58,323	2.67	51,532	2.35	78,210	2.73
West Texas	7/96	153,464	7.02	142,170	6.48	177,780	6.22
Maryland	3/97	101,445	4.64	71,281	3.25	45,568	1.59

Totals		$2,187,524	100.00%	$2,193,380	100.00%	$2,862,821	100.00%

    The Company regularly evaluates its "hub and spoke" strategy and from time to time has expanded into new markets through the establishment of additional regional buying centers and/or "spoke" operations. In considering potential markets for expansion, the Company reviews such factors as population, income per capita, retail sales per capita, city work force, number of households, average annual income, automobile registrations, driver licenses issued, number of dealerships in the state and standard metropolitan statistical areas and the competitive environment for automobile financing. The Company also considers other general expansion criteria, including but not limited to recruiting and staffing, training, compensation and benefits, policies and procedures, demographics, and legal and licensing requirements. The Company also periodically reviews the performance of existing buying centers to evaluate their continuing contribution to the Company's strategy and as a result of these reviews, closed the Ohio regional buying center on September 1, 1999.

Financing

    Warehouse Facilities.  The Company uses warehouse facilities to finance its purchase of loans on a short-term basis pending sale to Associates (see Note 1 to the Company's Consolidated Financial Statements). At December 31, 1999, the Company had an aggregate borrowing capacity of approximately $550.0 million under two primary warehouse facilities, all of which was available at period end.

    Under a $400.0 million warehouse facility with Receivables Capital Corporation ("RCC"), a commercial paper conduit sponsored by Bank of America, and Delaware Funding Corporation ("DFC"), a commercial paper conduit sponsored by J.P. Morgan & Co. (the "BofA/JPM Facility"), the Company, through its wholly-owned special purpose subsidiary, Arcadia Receivables Finance Corp. ("ARFC"), sells loans to Arcadia Auto Receivables Warehouse Trust (the "Trust"). The Trust purchases the loans from ARFC and agrees to transfer the loans back to ARFC on ARFC's demand (at the time, and for the purpose, of securitization or to sell/transfer the loans to Associates (see Note 1 to the Company's Consolidated Financial Statements). ARFC is also obligated to repurchase loans from the Trust on or before the date which is twelve months following their conveyance to the Trust and upon the occurrence of a default or certain other events. The BofA/JPM Facility provides for the purchase of loans for an aggregate purchase price outstanding at any time not to exceed $400.0 million. The Trust finances its purchase of loans from ARFC by issuing asset-backed notes (the "Trust Notes") to RCC and DFC. FSA provides credit enhancement with respect to the BofA/JPM Facility in the form of a financial guaranty insurance policy guaranteeing certain payments on the Trust Notes. The policy was reduced from $400.0 million to $200.0 million on February 15, 2000; at the same time, the capacity of the facility was reduced to $200.0 million. The BofA/JPM Facility will continue until the earlier of July 12, 2000 or the occurrence of certain events, subject to early termination as described below. The purchase price payable to ARFC by the Trust is 100% of the principal balance of each loan. A portion of such purchase price equal to the advance rate under the BofA/JPM Facility (92%) is payable on the sale date; the balance is payable when the loans are sold in the public asset-backed securities market or sold/transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements). At the time the Company accesses the public asset-backed securities market or sells/transfers the loans to Associates (see Note 1 to the Company's Consolidated Financial Statements), ARFC repurchases the loans from the Trust, and the Trust repays the Trust Notes, using proceeds from the securitization or sale. In addition to the loans, the collection account is pledged to secure payment of the Trust Notes. Any excess in the collection account over certain amounts required to be retained in the account is released to a spread account. The spread account is cross-collateralized with the spread accounts established in connection with the Company's securitization trusts. If no default exists with respect to the BofA/JPM Facility, all amounts deposited into the spread account in excess of 1.5% of the outstanding balance of loans in the BofA/JPM Facility are released to ARFC. In the event that ARFC or the Trust, respectively, defaults under any payment obligation under the BofA/JPM Facility, ARFC and the Trust are prohibited from paying dividends or making other distributions to the Company.

    The purchase of the Trust Notes by RCC and DFC and concurrent issuance of commercial paper is supported by liquidity facilities provided by financial institutions (the "BofA/JPM liquidity banks"). These liquidity facilities are a revolving obligation that must be renewed annually. Failure by the BofA/ JPM liquidity banks to renew these liquidity facilities would lead to an early termination of the BofA/ JPM Facility. The BofA/JPM Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect RCC, DFC, FSA and the liquidity banks from various risks relating to the pool of loans supporting the BofA/JPM Facility.

    The Company pays usage and non-usage fees to FSA, Bank of America and Morgan Guaranty Trust Company of New York, in connection with the BofA/JPM Facility. The Trust Notes bear an interest rate equal to the rate at which funds are obtained by RCC and DFC from time to time in the commercial paper market plus a margin. In the event the Trust Notes are funded by the liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Under a $150.0 million warehouse facility with Alpine Securitization Corp. ("ASC"), a commercial paper conduit sponsored by Credit Suisse First Boston, New York Branch (the "CSFB Facility"), Arcadia Receivables Finance Corp. IV ("ARFC IV"), a wholly owned subsidiary of the Company, borrows funds from ASC or certain liquidity banks (the "CSFB liquidity banks"), and pledges the loans purchased from the Company to ASC or the CSFB liquidity banks. The CSFB Facility will continue until the earlier of September 20, 2000 or the occurrence of certain early termination events. The purchase price payable to the Company by ARFC IV is 100% of the principal balance of each loan. A portion of such purchase price equal to the advance rate under the CSFB Facility (92%) is payable on the sale date; the balance is payable when the loans are sold in the public asset-backed securities market or sold/ transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements). At the time the Company accesses the public asset-backed securities market or sells/transfers the loans to Associates (see Note 1 to the Company's Consolidated Financial Statements), ARFC purchases the loans from ARFC IV, and ARFC IV repays the note which evidences ARFC IV's obligations under the CSFB Facility (the "CSFB Facility Note") and pays the balance of the purchase price for the loans, using proceeds from the securitization or sale. All collections under the pledged loans are collected through a collection account and disbursed to pay the costs of the CSFB Facility (including the Company's servicing fee), and to fund a reserve account. In addition to the loans, the collection account and the reserve account are pledged to secure payment of the CSFB Facility Note. Any excess in the reserve account over a performance-based percentage (a minimum of 4%) of the outstanding balance of loans in the CSFB Facility is released to ARFC IV. In the event that ARFC IV defaults under any payment obligation under the CSFB Facility, ARFC IV is prohibited from paying dividends or making other distributions to the Company.

    The CSFB Facility also includes eligibility criteria for loans warehoused, normal and customary representations, warranties and covenants designed to protect ASC and the CSFB liquidity banks from various risks relating to the pool of loans supporting the CSFB Facility.

    The Company pays usage and non-usage fees to CSFB in connection with the CSFB Facility. The CSFB Facility Note bears an interest rate equal to the rate at which funds are obtained by ASC from time to time in the commercial paper market plus a margin. In the event the CSFB Facility Note is funded by the CSFB liquidity banks, the rate of interest will be the reserve-adjusted interbank offered rate in effect from time to time plus a margin.

    Securitization of Loans.  Prior to November 12, 1999, the Company pursued a strategy of securitizing loans through the sale of asset-backed securities on a quarterly or more frequent basis, based on the availability of loans, profitability and other relevant factors. The Company utilized securitization as a cost-competitive source of capital compared to traditional corporate debt financing alternatives. The Company utilized the net proceeds from securitizations to purchase additional automobile loans and to pay down outstanding warehouse facilities, thereby making such short-term sources available for further loan purchases.

    In its securitizations, the Company (through its wholly owned special purpose subsidiary, ARFC) transfered automobile loans to newly-formed securitization trusts which issued one or more classes of asset-backed securities. The asset-backed securities were simultaneously sold to investors.

    Each month, collections of principal and interest on the automobile loans are used by the trustee to pay the holders of the related asset-backed securities, to fund spread accounts as a source of cash to cover shortfalls in collections, if any, and to pay expenses. The Company continues to act as the servicer of the automobile loans held by the trusts in return for a monthly fee.

    To improve the net interest rate spread from the sale of securitized loans, the Company used credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for the Company's securitizations generally took the form of subordinated tranches of asset-backed securities, initial deposits, reinsurance arrangements and financial guaranty insurance policies issued by FSA. FSA insures payments of principal and interest due on the asset-backed securities. Asset-backed securities insured by FSA have been rated AAA by Standard & Poor's and Aaa by Moody's Investors Service, Inc. The Company has limited reimbursement obligations to FSA related only to violations of representations and warranties but not credit performance. However, spread accounts established in connection with the securitizations provide a source of cash to cover shortfalls in collections (as described below) and to reimburse FSA for claims made under the policies issued with respect to the Company's securitizations.

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

    Each month, excess cash from each securitization trust is used to fund the Company's spread account obligations related to that securitization trust and to replenish any spread account deficiencies under other securitization trusts before distribution of any remaining excess cash flow from that securitization to ARFC. The spread account for each securitization is cross-collateralized to the spread accounts established in connection with the Company's other securitization trusts and the BofA/JPM Facility such that excess cash flow from a performing securitization trust may be used to support negative cash flow from, or to replenish a deficient spread account in connection with, a nonperforming securitization trust, thereby further restricting excess cash flow available to ARFC. If excess cash flow from all insured securitization trusts in any month is not sufficient to fund current spread account obligations or replenish any prior deficiencies in all such spread accounts, no cash flow would be available to ARFC for that month. Otherwise, excess cash flow from the securitization trusts is distributed to ARFC and is available for dividends to the Company by ARFC.

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

Servicing

    The Company acts as servicer with respect to loans it has securitized and loans held under certain of its warehouse facilities. The Company receives a contractual servicing fee for such services ranging from 1.0 percent to 1.25 percent per annum of the outstanding principal balance of the loans. In addition, the Company entered into a servicing agreement on November 12, 1999 with Associates in respect to loans sold/transferred to them (see Note 1 to the Company's Consolidated Financial Statements). The Company receives a contractual servicing fee of 1.25 percent per annum of the outstanding principal balance of such loans sold/transferred. The Company services loans by collecting payments due from the obligors and remitting these payments to the trusts, warehouse facility, or Associates in accordance with the terms of the servicing agreements. The Company maintains computerized records with respect to each loan to record all receipts and disbursements. The Company is permitted to perform servicing activities through subcontractors, but delegation of such duties does not relieve the Company of its responsibility to the trusts with respect to those duties. The Company's right to service the loans sold in securitizations insured by FSA is generally subject to the discretion of FSA.

    The following table represents the amount of the Company's servicing portfolio and the percentage of the total servicing portfolio by state.

	At December 31,
(Dollars in thousands)	1999		1998		1997
Arizona	$186,896	3.65%	$218,236	4.28%	$242,479	4.89%
California	359,997	7.03	334,740	6.57	331,495	6.69
Colorado	164,852	3.22	182,213	3.58	175,782	3.55
Connecticut	76,823	1.50	80,645	1.58	69,001	1.39
Florida	360,569	7.04	355,301	6.97	308,510	6.22
Georgia	319,127	6.23	323,697	6.35	326,556	6.59
Illinois	60,677	1.18	41,492	0.81	53,671	1.08
Kentucky	72,792	1.42	72,188	1.42	70,199	1.42
Massachusetts	107,182	2.09	109,995	2.15	115,988	2.34
Minnesota	90,676	1.77	109,354	2.15	116,048	2.34
Missouri	178,949	3.49	196,996	3.87	210,134	4.24
Nevada	109,987	2.15	121,437	2.38	122,131	2.46
New Mexico	75,381	1.47	70,713	1.39	75,333	1.52
New York	123,190	2.41	110,784	2.17	99,755	2.01
North Carolina	201,995	3.94	199,039	3.91	172,221	3.47
Oklahoma	211,494	4.13	220,489	4.33	228,576	4.61
Oregon	139,431	2.72	146,732	2.88	135,454	2.73
South Carolina	213,429	4.17	207,704	4.08	181,268	3.66
Tennessee	286,086	5.59	299,252	5.87	254,189	5.13
Texas	958,067	18.71	981,216	19.25	960,842	19.40
Washington	124,582	2.43	148,392	2.91	168,240	3.39
Wisconsin	52,050	1.02	58,566	1.15	69,013	1.39
All Other States	646,489	12.64	507,041	9.95	469,205	9.48

Total	$5,120,721	100.00%	$5,096,222	100.00%	$4,956,090	100.00%

    Delinquency, Collection and Repossession Activities.  As servicer, the Company is responsible for monitoring collections, collecting delinquent accounts and, when necessary, repossessing and selling automobiles. The Company has four regional collection center locations: Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. At December 31, 1999, the Company employed over 922 service representatives and collection employees who are responsible for various aspects of the collection and repossession procedures, compared with 844 and 800 at December 31, 1998 and 1997, respectively. The Company utilizes a computerized collection system to aid its servicing and collection employees. The Company regularly evaluates its staffing needs based on anticipated growth in its servicing portfolio and estimated delinquency and repossession rates. During 1997 and 1998, low unemployment driven by economic growth and the continued expansion of the consumer credit markets contributed to an increase in employee turnover rate relative to historical levels, especially among the Company's collection personnel. The turnover rate for collectors decreased significantly in 1999 due to an enhanced incentive program effective January 1, 1999. The Company periodically evaluates its benefits and compensation structures in an effort to remain competitive and reduce attrition.

    The Company generally utilizes its automated telephone dialing systems (the "autodialer") in its initial contact with delinquent obligors. Based on parameters established by the Company for each of its risk tiers, the autodialer will phone the obligor within five to ten days after the scheduled due date. Once the call is answered, the autodialer will immediately transfer the call to an available customer service representative located in one of the Company's four regional collection centers and will automatically display the obligor's loan information on the representative's computer screen. The autodialer will continue to follow up with obligors at various times throughout the first 30 days after a scheduled due date (typically every third day) if previous efforts do not result in the account deficiency being cured. In addition to telephone inquiries, the Company's computerized collection system generates past due notices, which are typically mailed to the obligor at various intervals during the first 30 days after a scheduled due date. The first such correspondence is generally sent approximately 13 days after a scheduled due date.

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

    The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle and return of personal items to the obligor. In some states, the Company must provide the obligor with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle. The Company uses independent contractors to perform repossessions. Upon repossession and after any prescribed waiting period, the repossessed vehicle is sold through wholesale auctions. As noted above, the Company discontinued its utilization of retail disposition channels during 1998 (see "Management's Discussion and Analysis—Results of Operations, Changes in Accounting Method and Accounting Estimates"). Proceeds from the sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

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

Competition

    The Company's lending programs are typically designed to serve consumers who have limited access to traditional financing sources such as captive finance companies, banks and savings and loans due to past credit difficulties or limited credit history. The Company also predominately finances used vehicles. As such, the Company generally does not directly compete with such traditional sources, but competes with similar companies that provide non-prime loans. The Company believes that it competes with such lenders primarily on the basis of providing a high level of service, offering flexible loan terms that meet dealers' needs and maintaining good relationships with its dealers. From time to time, competing finance companies may offer to refinance borrowers' loans originally purchased by the Company. As a result of such offers, borrowers may refinance and prepay an existing loan or the Company may agree to amend the terms of the borrowers' loans.

Regulation

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. At December 31, 1999 the Company's business operations were conducted in 45 states, the laws and regulations of which govern the Company's operations conducted therein. The Company is required to be, and is licensed to operate as a sales finance company in 27 states. The Company is required to be, and is licensed under the Ohio Mortgage Loan Act. To the extent the Company expands its operations into additional states, it will be required to comply with the laws of those states.

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

Employees

    The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. The Company employs and trains specialists in loan processing and servicing with minimal cross-over of duties. As of December 31, 1999, the Company had 1,468 employees. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. PROPERTIES

    The Company's executive offices are located at 7825 Washington Avenue South, Minneapolis, Minnesota 55439-2435. These facilities consist of 51,000 square feet of leased space pursuant to a lease expiring in 2002. Additionally, the Company leases a 20,000 square foot operations facility in a suburb of Minneapolis which is utilized for customer service and loan document processing. The Company also leases offices for its regional buying centers in Atlanta, Baltimore, Boston, Buffalo, Charlotte, Dallas, Denver, Houston, Minneapolis, Nashville, Orlando, Phoenix, Sacramento, San Antonio, San Diego, Seattle and St. Louis. The size of these offices range from 3,000 square feet to 11,000 square feet. Regional buying center leases are generally for a term of five to seven years. Furthermore, the Company leases offices for a national service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota. These centers range in size from 15,000 to 22,000 square feet and have lease terms ranging from 5 to 10 years. See Note 10 to Consolidated Financial Statements for a description of the Company's rental obligations under these leases.

Item 3. LEGAL PROCEEDINGS

    On March 4, 1997, a shareholder commenced an action against the Company and certain named directors and officers of the Company entitled Taran v. Olympic Financial Ltd. et al. in the United States District Court for the District of Minnesota. Four similar lawsuits, three of them in the United States District Court for the District of Minnesota (Frank Dibella, on behalf of himself and all others similarly situated vs. Olympic Financial Ltd. et al., Michael Diemer vs. Olympic Financial Ltd. et al. and Howard Piznoy vs. Olympic Financial Ltd. et al.) and one in the United states District Court for the Eastern District of New York (North River Trading, LLC, and Allan Farkas, an All Others Similarly Situated vs. Olympic Financial Ltd. et al.) were filed after that time. These suits have been consolidated in one suit, In re Olympic Financial Ltd. Securities Litigation, in the United States District Court for the District of Minnesota. Planitffs in the consolidated action allege that during the period from July 20, 1995 through March 3, 1997 the defendants, in violation of federal securities laws, engaged in a scheme that had the effect of artificailly inflating, maintaining and otherwise manipulating the value of the Company's Common Stock by, among other things, making baseless, false and misleading statements about the current state and future prospects of the Company, particularly with respect to the Classic program and the refinancing of repossessed automobiles. Plaintiffs allege that this scheme included making false and misleading statements and/or concealing material adverse facts. The Company has reviewed the complaint in the consolidated action and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    Another case which was filed November 8, 1996, Powel et al. V. Arcadia Financial Ltd. et al., involved a complaint by approximately 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case alleged that Arcadia was either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company resolved the claims by such borrowers through the mediation process in June 1998. However, prior to the dismissal of those plaintiff's action, an additional three plaintiffs entered the case, since the entry of those three plaintiffs, an additional 670 borrowers have also been added as named plaintiffs. In accordance with Texas statutes, the Company made settlement offers to the individuals involved in the case. The settlement offers totaled approximately $6.0 million. In the event the Company is not able to resolve the matter with these offers, the Company intends to defend the case vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    On November 16, 1999, a shareholder commenced an action on behalf of himself and all others similarly situated against the Company and certain named directors and officers of the Company entitled Ruohonen vs. Arcadia Financial Ltd. et al. in the Fourth Judicial District Court of Minnesota. Two similar lawsuits, LeMire vs. Arcadia Financial Ltd. et al. and Halpern vs. Arcadia Financial Ltd. et al., were filed subsequently in the same venue. On January 18, 2000, these suits were consolidated into one action, In Re Arcadia Financial Ltd. Shareholder Litigation. In the suits, the plaintiffs allege that the defendants violated fiduciary obligations to Company shareholders when they entered into the merger agreement with the Associates. Among other things, the plaintiffs seek to enjoin the Company from proceeding with the Associates agreement. The Company has reviewed the complaints and believes that the consolidated action is without merit and intends to defend it vigorously. There can, however, be no assurance that the

Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1999.

PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AAC." The following table provides quarterly high and low sales prices for the Company's Common Stock for the two years ended December 31, 1999.

	High	Low
1998
First quarter	$7.81	$5.81
Second quarter	10.50	6.19
Third quarter	8.25	3.31
Fourth quarter	5.44	3.00
1999
First quarter	5.38	3.38
Second quarter	8.38	4.50
Third quarter	9.81	4.19
Fourth quarter	5.25	3.50

    The Company has not paid dividends on its Common Stock. Cash dividends are not expected to be paid on the Company's Common Stock in the foreseeable future. In addition, the terms of the Company's 11.5% Senior Notes due 2007 restrict the making of certain payments with respect to the Common Stock, including cash dividends on the Common Stock, unless certain financial tests are met. Under the most restrictive of these covenants, the Company was unable to pay cash dividends on its Common Stock as of December 31, 1999.

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock on November 22, 1996 to shareholders of record as of such date. In January 1998, the Company amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. In November 1998, the Company again amended its Shareholder Rights Plan increasing the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person from 18% or more up to 20% or more. In November 1999, the Company further amended its Shareholder Rights Plan to ensure that the execution and performance of the merger agreement with Associates would not trigger application of the Shareholder Rights Plan. All shares of Common Stock issued after November 22, 1996 have been, and will be issued together with one Right per share.

    At March 3, 2000, the Company had 1,056 shareholders of record.

Item 6.  SELECTED FINANCIAL DATA

    The following selected financial information, for each of the five years in the period ended December 31, 1999, is derived from the consolidated financial statements of the Company. The selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein.

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands except share and per share amounts)
Statement of Operation Data:
Net interest margin	$87,358	$81,867	$80,369	$59,628	$29,577
Gain on sale of loans(1)	(35,730)	(18,499)	(14,895)	95,420	52,347
Servicing fee income	88,977	83,015	68,096	43,639	19,356

Total revenues	140,605	146,383	133,570	198,687	101,280
Operating expenses	173,929	187,187	162,017	92,298	42,727
Long term debt and other interest expense	55,155	51,672	41,216	25,193	17,170

Total expenses	229,084	238,859	203,233	117,491	59,897

Operating income (loss) before income taxes, extraordinary item and cumulative effect	(88,479)	(92,476)	(69,663)	81,196	41,383
Income tax provision (benefit)	—	(9,235)	(26,473)	30,209	16,537

Income (loss) before extraordinary items and cumulative effect of accounting change	(88,479)	(83,241)	(43,190)	50,987	24,846
Extraordinary items, net of tax(2)	—	—	(15,828)	—	(3,856)
Cumulative effect of accounting change, net of tax(3)	(3,976)	—	—	—	—

Net income (loss)	$(92,455)	$(83,241)	$(59,018)	$50,987	$20,990

Basic Earnings Per Share:
Income (loss) per share before extraordinary items and cumulative effect of accounting change	$(2.25)	$(2.13)	$(1.12)	$1.61	$1.28
Extraordinary items per share	—	—	(0.41)	—	(0.22)
Cumulative effect per share	(.10)	—	—	—	—

Net income (loss) per share	$(2.35)	$(2.13)	$(1.53)	$1.61	$1.06

Diluted Earnings Per Share:
Income (loss) per share before extraordinary items and Cumulative effect of accounting change	$(2.25)	$(2.13)	$(1.12)	$1.40	$0.79
Extraordinary items per share	—	—	(0.41)	—	(0.15)
Cumulative effect per share	(.10)	—	—	—	—

Net income (loss) per share	$(2.35)	$(2.13)	$(1.53)	$1.40	$0.64

Weighted average shares outstanding:
Basic	39,344,548	39,071,412	38,700,346	30,897,426	17,718,603
Diluted	39,344,548	39,071,412	38,700,346	36,449,995	26,435,765
Financial Ratios and Other Data(4):
Ratio of earnings to fixed charges	—	—	—	3.81x	2.76x
Deficiency in earnings to fixed charges	$88,479	$92,476	$69,633	—	—
Selected Cash Flow Data:
Total cash provided by (used in) operating activities	$(220,574)	$28,616	$(132,982)	$(253,127)	$(135,659)
Total cash used in investing activities	(5,254)	(5,458)	(7,310)	(6,600)	(2,588)
Total cash provided by (used in) financing activities	232,991	(31,289)	138,692	274,444	122,970

Net increase (decrease) in cash	$7,163	$(8,131)	$(1,600)	$14,717	$(15,277)

Balance Sheet Data (at period end):
Cash and cash equivalents(5)	$17,562	$10,827	$17,274	$16,507	$1,340
Retained Interest in Securitized Assets	557,372	587,946	602,454	481,934	240,430
Total long-term debt	463,004	421,939	421,780	206,418	161,929
Total preferred shareholders' equity	—	—	—	—	25,379
Total common shareholders' equity	172,084	268,809	335,454	378,114	149,784
Dividends declared(6)	—	—	—	—	—
Operating Data:
Automobile loan purchases	$2,187,524	$2,193,380	$2,862,821	$2,750,553	$2,052,413
Automobile loan securitizations	1,700,605	2,198,326	2,864,120	2,787,412	1,933,525
Automobile loans sold/transferred to Associates(7)	482,252	—	—	—	—
Operating expenses as a percentage of average servicing portfolio	3.36%	3.69%	3.63%	3.06%	2.78%
Servicing Data(8):
Servicing portfolio (at period end)	$5,120,721	$5,096,222	$4,956,090	$3,791,857	$2,267,107
Average servicing portfolio during the period	5,176,078	5,071,996	4,458,977	3,015,411	1,534,720
Delinquencies of more than 30 days as a percentage of Servicing portfolio (at period end	5.55%	4.78%	3.63%	2.64%	1.33%
Net losses as a percentage of average servicing portfolio during the period(9)	4.20%	4.62%	3.48%	0.99%	0.67%

(1)
Included in the December 31, 1999, 1998 and 1997 gain on sale of loans is $115.1, $114.5 and $98.0 million in impairment adjustments, respectively. See "Management's Discussion and Analysis—Results of Operations, Changes in Accounting Method and Accounting Estimates."

(2)
Extraordinary items relate to prepayment fees and charge-off of capitalized debt financing costs in connection with early extinguishment of certain debt obligations.

(3)
Effective January 1, 1999, the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset-backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold. See "Management's Discussion and Analysis—Results of Operations, Changes in Accounting Method and Accounting Estimates."

(4)
For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as income before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt discount and the interest factor in rental expenses.

(5)
Included in the December 31, 1999 and 1998 cash and cash equivalents is $4,073 million and $4,501 million of restricted cash respectively.

(6)
See Item 5. Market for Registrant's Common Equity and related stockholder matters.

(7)
On November 12, 1999, the Company and Associates executed a Continuous Asset Purchase and Sale Agreement relating to the sale by the Company to Associates of the Company's interest in certain motor vehicle retail installment sales contracts and notes secured by motor vehicles. See Note 1 to the Company's Consolidated Financial Statements.

(8)
Servicing portfolio includes $292.6 million of loans sold to Associates and $182.5 million of loans transferred to Associate under an agreement by which they are expected to become sales for GAAP purposes if the merger is completed. See Note 1 to the Company's Consolidated Financial Statements.

(9)
Changes to the Company's estimated recovery rate for repossessed inventory during 1998 and 1997 resulted in a write-down of existing inventory and an increase in net losses during the years ended December 31, 1998 and 1997. See "Management's Discussion and Analysis—Results of Operations, Changes in Accounting Method and Accounting Estimates."

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company derives substantially all of its earnings from the purchase, sale and servicing of automobile loans. At the time of purchase of each loan, the Company pays a portion of the annual rate of interest paid by the obligor ("APR") to the dealer for originating the loan ("dealer participation"). To fund the purchase of loans prior to sale, the Company utilizes its available cash balances, short-term borrowings and repurchase arrangements with financial institutions and institutional lenders ("warehouse facilities"). Pending sale, automobile loans held for sale by the Company generate net interest income resulting from the difference between the interest rate earned on automobile loans held for sale and the interest costs associated with the Company's short-term borrowings (the "net interest rate spread").

    The Company purchases loans under a risk-based pricing strategy, allowing it to price loans according to the borrower's credit characteristics and the loan terms which are available to the borrower. For example, a credit applicant with a low credit score and high loan-to-value ratio would generally indicate a higher probability of default and an increase in the severity of the potential net loss. Accordingly, the Company's loan pricing matrix would indicate that a higher APR should be attached to the contract to compensate for the higher credit risk relative to a credit applicant with a better credit profile and lower loan-to-value ratio. The weighted average APR of loan purchases during 1999 was 17.29% compared to 17.04% and 15.95% in 1998 and 1997, respectively, reflecting the Company's continued refinements to its risk-based pricing strategy as well as changes in the purchase mix of loans to include a greater proportion of loans with higher risk characteristics. At December 31, 1999 the Company had reserves for losses of $366.3 million, or 7.97% of its securitized servicing portfolio compared to $415.4 million, or 8.18% of its securitized servicing portfolio at December 31, 1998.

    Prior to November 12, 1999, the Company aggregated the automobile loans it purchased and sold them to specially created trusts, which in turn sold asset-backed securities to investors. By securitizing these loans, the Company was able to fix the difference ("gross interest rate spread") between the APR on the automobile loans purchased and the interest rate on the asset-backed securities sold ("securitization rate"). When the Company securitized automobile loans, it recorded a gain on sale and established an asset referred to as a retained interest in securitized assets. Gain on sale is determined by the difference between the net proceeds received from the sale to the trust and the basis of the loans sold and the interest only strip as defined by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), and includes any hedging gains or losses. Commencing on November 12, 1999, the Company began selling/ transferring loans to Associates (see Note 1 to the Company's Consolidated Financial Statements). The initial sale of loans to Associates qualified as a sale for GAAP purposes and the Company recorded a gain on sale. Subsequent sales to Associates with call options did not qualify for sale treatment under GAAP and have been accounted for as a secured borrowing at December 31, 1999.

    Retained interest in securitized assets represents the Company's retained interest in the loans sold to securitization trusts and is determined by allocating the carrying amount of loans sold between the fair value of such loans and the fair value of the estimated future cash flows expected to be received by the Company. The Company's estimate of the future excess cash flows, takes into consideration (i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities, (iii) amounts paid to dealers for dealer participations, (iv) various costs of the securitizations and servicing, and (v) the effect of estimated voluntary prepayments of loans, losses incurred in connection with defaults, and corresponding reductions in the weighted average APR of loans sold. The Company uses the present value of future excess cash flows to determine fair value. In addition to the present value of estimated future cash flows from securitizations, retained interest in securitized assets includes accrued interest receivable on automobile loans held for sale through the date of sale, which will be returned to the Company through the securitization trust, and the interest earned on previously discounted cash flows. The amount of retained interest in securitized assets is offset by distributions to the Company of excess cash flows from spread accounts as they occur.

    Subsequent to securitization or sale, the Company continues to service the loans sold, for which it recognizes servicing fee income as earned over the life of the securitization. Future servicing fee income is not included in retained interest in securitized assets. The Company also continues to service loans sold/transferred to Associates for which it receives monthly servicing fee income.

    When determining the fair value of retained interest in securitized assets, the Company uses a combination of its own historical experience, industry statistics and expectations of future performance to estimate the amount and timing of prepayments, losses upon defaults and corresponding changes in the weighted average APR. The Company regularly reviews the carrying amount of its retained interest in securitized assets to assess the impact of actual prepayment and loss experience compared with the Company's estimates. Any impairment of retained interest in securitized assets, deemed to be permanent, is reflected as a reduction of current period earnings (see "Changes in Accounting Method and Accounting Estimates"). Temporary changes in the fair value of retained interest in securitized assets, such as fluctuations in market interest rates used in determining appropriate discount rates, are recorded as a separate component of shareholders' equity and recognized as other comprehensive income. Because the Company is currently providing a 100% valuation allowance on all deferred tax assets, the Company has elected to reflect elements of accumulated comprehensive income net of tax of zero at, and for the year ended December 31, 1999.

Results of Operations

    Changes in Accounting Method and Accounting Estimates.  Effective January 1, 1999, the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records sales of asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold (see Note 3 to the Company's Consolidated Financial Statements).

    In 1999, 16 of the Company's 22 residual interests required permanent impairment adjustments totaling $115.1 million. A permanent impairment adjustment to the carrying value of the Retained Interest is required if the present value (determined using the risk-free interest rate) of an individual Retained Interest is less than its carrying value. This determination is made on a disaggregated (pool by pool) basis. The permanent impairments were primarily the result of two significant changes. First, as the Company continues to have more history with each of its securitized loan pools, the estimate of cumulative defaults is refined. During 1999, the estimate of cumulative defaults was increased from 16.86% to 17.75%. Second, the two year risk-free rate of interest (which is used to differentiate temporary market fluctuations in assumptions from other than temporary market fluctuations) increased from 5.60% to 6.24% during the year.

    Included in the Company's 1998 and 1997 financial results are two charges totaling $125.0 million and $98.0 million, respectively.

    The second quarter 1998 charge includes a pre-tax $114.5 million charge to gain on sale of loans associated with a change in accounting estimates to reflect (i) a higher estimate of the frequency of defaulted receivables, (ii) a reduction in estimated loan loss recovery rates, (iii) a reduction in estimated voluntary loan prepayments, and (iv) additions to reserves related to changes in the expected future performance of the existing portfolio of receivables.

    Also during the second quarter of 1998, management decided to discontinue the Company's retail remarketing operations and finalized plans aimed at reducing infrastructure costs and improving operating efficiencies. After a detailed review during 1997 and first half of 1998, the Company determined that its retail remarketing operation, which was responsible for the liquidation of repossessed vehicles through retail consignment lots, did not provide an adequate risk-adjusted return commensurate with the management attention necessary to operate such strategy. Therefore management decided to cease such operations. Also during this time period, the Company conducted an exhaustive study of substantially all Company functions and developed a plan that included further consolidation of the Company's servicing and collection operations into its four regional collection centers and streamlining of other operating procedures. As a result, the Company recognized a $10.5 million pre-tax charge against other operating expenses during the second quarter of 1998. This charge related to the establishment of reserves approximating (i) $2.1 million for severance and benefit costs associated with the expected reduction or consolidation of approximately 330 positions primarily in the collection, remarketing and application processing functions, (ii) $2.5 million to eliminate excess facilities, and (iii) $5.9 million for litigation settlement costs related to previous activity with, and the termination of, various retail consignment lot agreements. Through December 31, 1999, the Company has paid cash against these reserves of approximately $4.2 million for severance, benefit and various other costs. Management believes that the remaining $6.3 million reserve at December 31, 1999 is adequate to cover remaining unpaid costs which are expected to be paid during the first half of 2000.

    The first quarter 1997 non-cash pre-tax charge of approximately $98.0 million was due primarily to a change in accounting estimate related to the assumed recovery rates on repossessed vehicles and modifications to the Company's retail disposition strategy.

    Net Interest Margin.  The components of net interest margin for each of the three years in the period ended December 31, 1999 were:

	1999	1998	1997
	(Dollars in thousands)
Interest income on loans held for sale, net	$28,027	$24,756	$33,383
Interest income on short-term investments and other cash accounts	6,058	10,703	11,047
Recognition of present value discount on residual interest of securitized assets	56,768	49,672	38,907
Provision for credit losses on loans held for sale	(3,495)	(3,264)	(2,968)

Net interest margin	$87,358	$81,867	$80,369

    Net interest margin increased 7% during 1999 compared to 1998. The rise in net interest margin during 1999 is primarily due to an increase in the recognition of present value discount due to an increase in the number of securitization transactions compared to 1998 and 1997. Also, the weighted average net interest rate earned on loans held for sale increased to 11.89% during 1999, compared to 11.14% in 1998, offset by interest income earned on spread accounts reclassified after September 30, 1999 from net interest margin to retained interest in securitized assets.

    Interest earned on loans held for sale, net of interest on short-term funding, declined during 1998 compared to 1997 due to a reduction in loan purchasing volume which resulted in a 28% decrease in the average balance of loans held for sale. The effect of the lower average balance of loans held for sale was partially offset by an increase in the weighted average net interest rate spread earned on loans held for sale to 11.14% during 1998 compared to 10.24% in 1997, primarily due to higher average APR's on loans purchased. The decline in interest earned on loans held for sale was offset by an increase in the accretion of present value discount on estimated cash flows associated with securitized loans.

    The Company's loan purchasing, securitization, and sales/transfers to Associates (see Note 1 to the Company's Consolidated Financial Statements) volume for each of the three years ended December 31, is set forth in the table below.

	1999	1998	1997
	(Dollars in thousands)
Total automobile loan purchases	$2,187,524	$2,193,380	$2,862,821
Automobile loans securitized	$1,700,605	$2,198,326	$2,864,120
Automobile loans sold to Associates	$298,569	—	—
Automobile loans transferred to Associates with contingent option to repurchase(1)	$183,683	—	—

(1)
The loans transferred to Associates with call options did not qualify for sale treatment under statement of Financial Accounting Standard No. 125 (Accounting for transfers and servicing of financial assets and extinguishments of liabilities) and were accounted for as a secured borrowing at December 31, 1999.

    Gain on Sale of Loans.  During 1999, the Company recorded permanent impairment adjustments totaling $115.1 million on several outstanding securitizations (see "Financial Condition—Retained Interest in Securitized Assets"). The Company changed several factors and assumptions utilized in determining the gain on sale of asset-backed securities during 1999. First, based on the mix of vehicles and the relative risk associated with loans sold, management increased the estimated cumulative default rate to 16.03%. Second, the Company continued to experience recoveries in excess of 49% and as a result, increased its expected recovery rate to 49% from the prior rate of 45%. Finally, based on a review of industry- reported discount rates in the consumer finance markets, the Company increased the discount rate used to estimate the present value of the future excess cash flows to be released from spread accounts to 15%. Increasing the overall discount rate on an existing securitization transaction has the effect of increasing an unrealized loss, while increasing the rate at which a new securitization transaction recognizes the amortization of the present value discount.

    Gain on Sale of Loans, net of impairments, for each of the three years ended December 31, is as follows:

	1999	1998	1997
	(Dollars in thousands)
Gain on sale	79,344	96,001	83,105
Changes in accounting estimates/impairments	(115,074)	(114,500)	(98,000)

Net loss on sale	(35,730)	(18,499)	(14,895)

    During the fourth quarter of 1999, the Company recognized gain on sale of $4.9 million associated with the $298.6 million initial sale of loans sold to Associates (see Note 1 to the Company's Consolidated Financial Statements). Also, during the fourth quarter of 1999, the Company recognized $2.4 million in securitization expenses related to the Company's decision to only deliver $438.5 million of the $600.0 million of automobile loans originally scheduled for its 1999-C securitization transaction.

    During 1998 and 1997, the Company recognized non-recurring pre-tax charges to gain on sale of loans of $114.5 million and $98.0 million, respectively, resulting in losses on the sale of loans of $18.5 million and $14.9 million, respectively. See "Changes in Accounting Methods and Accounting Estimates" for additional discussion.

    The following table summarizes the gross interest rate spread during each of the three years ended December 31,:

	1999	1998	1997
Initial weighted average APR of loans securitized	17.24%	16.98%	16.00%
Initial weighted average securitization rate	6.40	5.83	6.42

Gross interest rate spread(1)	10.84%	11.15%	9.58%

(1)
Before gains/losses on hedge transactions.

    The decrease in gross interest rate spread during 1999 compared to 1998 is primarily due to an increase in the securitization rate reflecting a general increase in U.S. Treasury rates. The rise in gross interest rate spread in 1998 compared to 1997 is primarily due to the Company's refinements to its risk-based pricing strategy and a favorable reduction in the securitization rate reflecting a general decline in U.S. Treasury rates during the first half of 1998.

    Gain on sale of loans has been adjusted for $4.5 million of net realized gains, $21.6 million and $8.7 million of net realized losses on hedging transactions during 1999, 1998 and 1997, respectively. The hedging losses that were charged against gain on sale of loans in 1998 were primarily due to the downward movement of treasury rates (see "Hedging and Pre-funding Strategy").

    Servicing Fee Income.  The components of servicing fee income for each of the three years in the period ended December 31, were:

	1999	1998	1997
	(Dollars in thousands)
Contractual servicing fee income	$58,818	$57,657	$46,022
Other servicing income	30,159	25,358	22,074

Servicing Fee Income	$88,977	$83,015	$68,096

    The Company earns contractual servicing fee income for servicing loans sold to securitization trusts through securitizations and for loans sold/transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements). Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding principal balance of the loans. The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at December 31, 1999.

    Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and document fee income earned by the Company as servicer of the loans securitized. The rise in other servicing income is principally due to an increase in document fees collected, and an increase in fees associated with certain customer payment services utilized for collecting delinquent accounts.

    The following table reflects the growth in the Company's servicing portfolio from 1997 to 1999:

	At December 31,
	1999	1998	1997
	(Dollars in thousands, except as noted)
Principal balance of automobile loans held for sale(1)	$234,687	$18,412	$47,815
Principal balance of loans serviced under securitizations	4,593,471	5,077,810	4,908,275
Principal balance of loans sold(2)	292,563	—	—

Servicing portfolio	$5,120,721	$5,096,222	$4,956,090

Average outstanding principal balance (actual dollars)	$10,925	$11,309	$12,046
Number of loans serviced	468,725	450,635	411,429

(1)
Includes loan receivables transferred to Associates with call options (see Note 1 to the Company's Consolidated Financial Statements).

(2)
Loans sold to Associates (see Note 1 to the Company's Consolidated Financial Statements).

    The Company's servicing portfolio increased slightly from 1998 to 1999 and 3% from 1997 to 1998. These increases reflect loan purchases and subsequent securitizations or loan sales/transfers to Associates (see Note 1 to the Company's Consolidated Financial Statements), partially offset by defaults and scheduled repayments. The continued decline in the average outstanding principal balance of loans during the period from 1997 to 1999 reflects an increase in the proportion of used to new cars financed by the Company and a reduction in average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

    Operating Expenses.  Operating expenses decreased during 1999 to $173.9 million, down from $187.2 million in 1998. Included in the 1998 operating expenses is a $10.5 million pre-tax charge related to the elimination of the Company's retail remarketing program and other organization changes designed to improve operating efficiency (see "Changes in Accounting Method and Accounting Estimates" for additional discussion). Excluding this charge, operating expenses as a percentage of average servicing portfolio declined to 3.36% during 1999 from 3.48% during 1998 and 3.63% during 1997. This decrease reflects efficiencies achieved from the various reorganization initiatives.

    Long Term Debt and Other Interest Expense.  Long-term debt and other interest expense rose 7%, from $51.7 million to $55.2 million during 1999 and 25%, from $41.2 million to $51.7 million during 1998. The increase from 1998 to 1999 was primarily due to an increase in the issuance of Junior Subordinated Notes by approximately $40.7 million. The increase from 1997 to 1998 was primarily due to the issuance of $300.0 million and $75.0 million of 11.5% Senior Notes due 2007 (the "Senior Notes") in March and October 1997, respectively, partially offset by the concurrent extinguishment of $145.0 million of 13% Senior Term Notes in March 1997.

    Income Tax Expense.  The Company recognized a tax benefit during 1998 representing the utilization of net operating loss carryforwards. Due primarily to the difference in the basis of the retained interest in securitized assets for financial reporting purposes and income tax purposes, the Company continues to have available $200.7 million of tax net operating loss carryforwards, available to offset against income taxes in 2000 and future years, subject to applicable limitations. The $36.2 million income tax benefit during 1997 (including the tax effect of an extraordinary item) primarily reflected the Company's estimated reduction to its deferred tax liability as of December 31, 1997 resulting primarily from a special charge recognized during the first quarter of 1997.

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

    Cumulative Effect of Change in Accounting.  Effective January 1, 1999, the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset-backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records the sale of asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold. Due to this change in accounting method, the Company recorded a change of $4.0 million, net of tax of $0.

Financial Condition

    Due from Securitization Trust.  The decrease in due from securitization trust is due primarily to the timing of loans transferred to securitization trusts combined with an accounting method change to recognition of gain upon physical settlement (see "Changes in Accounting Method and Accounting Estimates").

    Automobile Loans Held for Sale.  The Company's portfolio of loans held for sale increased to $239.3 million at December 31, 1999 from $17.9 million at December 31, 1998. This increase primarily reflects the transfer of loan receivables with call options to Associates, which are not treated as sold for accounting purposes (see Note 1 to the Company's Consolidated Financial Statements) in the fourth quarter on 1999 as opposed to securitizing loans with a securitization trust. At December 31, 1999, the principal balance of loan receivables with call options sold to Associates was $182.5 million.

    Retained Interest in Securitized Assets.  Retained interest in securitized assets decreased to $557.4 million at December 31, 1999 from $587.9 million at December 31, 1998. The decrease was primarily due to $115.1 million of permanent impairment charges on several of the Company's securitizations, offset by the addition of new securitizations. A permanent impairment adjustment to the carrying value of the Retained Interest is required if the present value (determined using a risk-free interest rate) of an individual Retained Interest is less than its carrying value. This determination is made on a disaggregated (pool by pool) basis. Permanent impairment adjustments are recorded as a component of Gain on Sale of Loans. During 1999, the Company recorded permanent impairment on 16 of its 22 retained interests. Changes in assumptions, adverse experience, restructuring of cash flows or simply an increase in the risk free rate could trigger temporary impairments in the remaining retained interests. The Company has recorded both negative and positive fair value adjustments of $1.2 million and $13.6 million, respectively. This entire amount is reflected in the Statement of Shareholders' Equity as unrealized gain. If permanent impairments occur in the future, the impaired retained interest(s) will be written down to their then fair value which will be determined using the current discount rate at that time. All retained interests are currently reflected on the Company's balance sheet at their fair value. Once a residual interest has been written down to its then fair value, it will yield a return commensurate with the discount rate used, 15% at December 31, 1999.

    Deferred Income Taxes.  Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. There were no deferred income taxes at December 31, 1999 and December 31, 1998. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded valuation allowances in 1998 and 1999 to offset the deferred tax asset associated with the Company's remaining net operating loss carryforwards as of December 31, 1999 and December 31, 1998.

    Interest Payable.  Interest payable increased to $15.1 million at December 31, 1999 compared to $11.3 million at December 31, 1998. This increase was primarily due to the growth in the Junior Subordinate Notes and the related interest payable associated with such notes.

    Other Liabilities.  Accounts payable and accrued liabilities decreased to $22.2 million at December 31, 1999 compared to $25.6 million at December 31, 1998. This 13% decrease is primarily due to a decrease in reserves related to the elimination of the retail remarketing program and other organizational changes.

Impact of Year 2000

    The Company noted no material deficiencies with the arrival of the year 2000. The Company continues to monitor its systems as well as dealers, vendors, banks, etc. and no problems have been noted or anticipated.

    The Company expended approximately $843,000 for its Year 2000 compliance efforts through December 31, 1999. These costs do not include amounts related to the implementation of a new Installment Accounting System or other hardware and software purchases which the Company had planned to acquire and which are not directly related to, or the purchase of which has not been accelerated because of, the Year 2000 issue. Consistent with the Company's capitalization policy, the costs of such non-Year 2000 hardware and software purchases were capitalized and amortized over their expected useful lives.

Delinquency, Loan Loss and Repossession Experience

    The Company's operating performance, financial condition and liquidity are materially affected by the performance of the automobile loans purchased, securitized, sold/transferred and serviced by the Company. In connection with the servicing of automobile loans, the Company is responsible for managing delinquent loans, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for credit losses expected on loans securitized and includes such allowance as a component of the fair value of retained interest in securitized assets. Management believes that the Company's allowance for estimated credit losses adequately provides for expected future losses on securitized loans.

    The following tables describe the delinquency and credit loss experience of the Company's servicing portfolio for the three years in the period ended December 31, 1999. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to that set forth below.

	At December 31,
	1999		1998		1997
Delinquency Experience(1):
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent Contracts:
31-60 days	$144,749	2.82%	$130,135	2.55%	$95,416	1.93%
Greater than 60 days	76,783	1.50%	62,879	1.23%	61,008	1.23%

	$221,532	4.32%	$193,014	3.78%	$156,424	3.16%
In repossession	62,881	1.23%	50,809	1.00%	23,269	0.47%

	$284,413	5.55%	$243,823	4.78%	$179,693	3.63%

(1)
All amounts and percentages are based on the princ ipal amount scheduled to be paid on each loan. The information in the table includes previously sold loans, including loans sold/transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements) which the Company continues to service.

	Year Ended December 31,
Credit Loss/Repossession Experience(1):
	1999	1998	1997
	(Dollars in thousands)
Average servicing portfolio outstanding during the period	$5,176,078	$5,071,996	$4,458,977
Average number of loans outstanding during the period	465,517	435,712	362,626
Number of charge-offs	34,668	33,441	24,616
Gross charge-offs(2)	$251,442	$255,853	$165,233
Recoveries(3)	34,106	21,614	9,855

Net losses	$217,336	$234,239	$155,378

Gross charge-offs as a percentage of average servicing portfolio	4.86%	5.04%	3.71%
Net losses as a percentage of average servicing portfolio	4.20%	4.62%	3.48%

(1)
All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans, including loans sold/transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements) which the Company continues to service.

(2)
Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets and selling expenses.

(3)
Recoveries include post-disposition amounts received on previously charged off loans.

    As illustrated in the tables above, the Company has experienced an increase in delinquency rates and gross charge-offs during each of the three years in the period ended December 31, 1999. Management believes that these increases are primarily due to changes in the Company's portfolio mix such that it included a larger proportion of loans with higher credit risk characteristics, as well as the continued seasoning of the Company's existing servicing portfolio to include a greater proportion of loans in the period of highest probability for delinquencies and defaults (generally six to 14 months from the date of origination). In 1997, the Company implemented a risk-based pricing strategy, tightened its credit and underwriting standards, and expanded its use of computerized credit scoring and behavioral analytics to better service its portfolio and identify improvements when necessary. As a result of those analytic enhancements, management decided to de-emphasize the purchase of loans which score within certain risk tiers as the rate of return historically realized on these loans had not been commensurate with the related risk. Loans included in the de-emphasize tiers represented approximately 10% of the Company's servicing portfolio at December 31, 1999, and accounted for approximately 18% of the delinquent loans outstanding at such date and 23% of net losses incurred during 1999. The Company's allowance for credit losses was 7.97% of the securitized servicing portfolio at December 31, 1999, compared to 8.18% and 4.75% at December 31, 1998 and 1997, respectively.

    Net losses decreased in 1999 compared to 1998 primarily due to $9.0 million of recoveries received for the sale of deficiency balances of previously charged-off loans. Net losses were also affected during 1997 and 1998 by changes in the Company's repossession disposition strategy. Beginning in March 1997, management modified its strategy to increase the utilization of wholesale disposition channels and made further modifications in June 1998 to discontinue its retail remarketing operations in its entirety. As a result, the percentage of repossessed vehicles liquidated through wholesale liquidation channels increased from 54% in 1997 to 81% in 1998 and 100% in 1999. Although recovery rates on the sale of vehicles through wholesale channels is generally lower than those realized through retail distribution channels, management believes that its decision to discontinue its retail remarketing operations enables it to better manage its level of repossessed inventory and improve the timing of excess cash flows released to the Company from securitization trusts as a result of an increase in the speed at which repossessed vehicles can be liquidated. At December 31, 1999, the average days that vehicles were held in inventory had fallen to approximately 40 days compared to 46 days at December 31, 1998 and 105 days at December 31, 1997. The change in the number and net realizable value of repossessed vehicles at December 31, 1999, reflects the reduction in the average number of days in inventory and the lower anticipated recovery rates resulting from the change in the Company's liquidation strategy.

    Annualized gross charge-offs and net losses during 1998 and 1997 include non-recurring charges of 0.42% and 0.57%, respectively, due to the impact of write-downs of repossessed inventory due to revisions to the Company's inventory valuation policy.

Liquidity

    The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) the purchase and financing of automobile loans pending sale/transfer to Associates, (ii) the cost of payment of dealer participations, (iii) deposits of cash held from time to time in restricted spread accounts to support securitizations and warehouse facilities and other securitization expenses, (iv) interest advances to securitization trusts, (v) the cost of repossession inventory, and (vi) interest expense. The Company also uses significant amounts of cash for operating expenses. The Company receives cash principally from interest on loans held pending sale/transfer to Associates, excess cash flow received from securitization trusts and fees earned through servicing of loans held by such trusts. The Company has operated on a negative operating cash flow basis and expects to continue to do so in the near future. The Company has historically funded, and expects to continue to fund, these negative operating cash flows, subject to limitations in various debt covenants, principally through borrowings from financial institutions, sales of equity securities and sales of senior and subordinated notes, among other resources, although there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. See "Capital Resources". Agreements governing our existing debt securities and credit facilities significantly restrict our ability to incur additional indebtedness and to issue new classes of preferred stock. At December 31, 1999 the Company could not incur any additional Senior Debt under the most restrictive agreement.

Principal Uses of Cash in Operating Activities

    Purchase and Financing of Automobile Loans.  Automobile loan purchases represent the Company's most significant cash flow requirement. The Company purchased $2.2 billion of loans in both 1999 and 1998, compared with $2.9 billion of loans in 1997. The Company funds the purchase price of loans primarily through the use of warehouse facilities. However, because the warehouse facilities limit the advance rate to less than 100% of the loan balances being purchased, the Company is required to fund the remainder of all purchases prior to securitization with other available cash resources. Amounts borrowed under warehouse facilities are repaid upon securitization of the loans.

    Dealer Participations.  Consistent with industry practice, the Company pays dealer participations for selling loans to the Company. These participations typically require the Company to advance an up-front amount to dealers. When loans are securitized, the related dealer participation is considered a cash outflow in determining the gain and subsequently recovered over the estimated life of the related loan through the return to the Company of excess cash flow from the securitization trust. When loan receivables are transferred with call options, the cash received from the transfer for the dealer participations paid on such loans is recorded in a liability account as the possible effect of the call option being exercised. Aggregate participations paid by the Company to dealers in 1999 were $64.3 million or approximately 2.94% of the principal balance of loans purchased, compared with $62.9 million, or 2.87%, in 1998 and $89.7 million, or 3.13%, in 1997.

    Spread Account and Securitization Expenses.  The Company is required to fund spread accounts related to each securitization transaction and certain of its warehouse facilities. The Company primarily funds these spread accounts by foregoing receipt of excess cash flow from the related trust until the spread account exceeds predetermined levels (generally within 14 months of the formation of the securitization trust). In certain securitizations, the Company also was required to provide initial cash deposits ranging from zero to 4.5% of the principal balance of the loans securitized into such accounts. The amount of time required to fund each spread account varies depending on numerous factors, including, but not limited to (i) the size of any required initial deposit, (ii) the gross interest rate spread, (iii) defaults, (iv) delinquencies, (v) losses and (vi) turnover of repossession inventory. The Company had $338.1 million of restricted cash in spread accounts at December 31, 1999, compared with $227.7 million at December 31, 1998. The change in restricted cash in spread accounts reflects the Company's securitization of loan purchases and the related accumulation of excess cash flows to levels defined within each securitization agreement, offset by the release of excess cash flows and the early release of $60.0 million from certain spread accounts under an agreement between the Company and its provider of asset-backed securities insurance during 1998 of which $29.0 million was replenished in the relevant spread accounts during 1999. The remaining $31.0 million will be replenished in the relevant spread accounts of $4.0 million in January 2000, $3.0 million per month from February through August 2000, and $2.0 million per month from September through November 2000. During 1997, the Company entered into agreements with its provider of asset-backed securities insurance, which allowed the Company to provide letter of credits in lieu of initial deposits. In addition to the restricted cash noted above, the spread accounts were supported by $23.9 million and $18.5 million of letters of credit at December 31, 1999 and 1998, respectively.

    The Company also incurred certain expenses in connection with securitizations including underwriting fees, credit enhancement fees, trustee fees and other costs, which approximate 0.45% of the principal amount of the asset-backed securities sold in the securitizations.

    Interest Advances to Securitization Trusts.  As the servicer of loans sold in securitizations, the Company periodically makes interest advances to the securitization trusts to provide for temporary delays in the receipt of required interest payments by borrowers. In accordance with the relevant servicing agreements, the Company makes advances only in the event that it expects to recover such advances through the ultimate payments from the obligor over the life of the loan or proceeds from dispositions of repossessed vehicles. As the servicer of loans sold to Associates, the Company does not make interest advances to Associates for temporary delays in the receipt of borrower payments.

    Repossession Inventory.  At December 31, 1999, repossessed inventory managed or owned by the Company and held for resale was $36.1 million, compared with $32.7 million at December 31, 1998. The rate of repossessed inventory turnover impacts cash available for deposit to spread accounts from securitization trusts and, consequently, the excess cash potentially available for distribution to the Company. In June 1998, the Company decided to discontinue liquidating its repossession inventory through retail disposition channels and began disposing of its repossessed vehicles exclusively through wholesale auctions. However, improvement in excess cash flows due to an increase in the inventory turnover rate may be partially reduced by lower recoveries realized through the exclusive use of wholesale auctions and generally lower wholesale used car prices.

    Interest Expense.  Although the Company records net interest margin as earned, a significant portion of the interest income component is generally received in cash from excess cash flow, while the interest expense component (primarily warehousing interest) is paid prior to securitization or selling/transferring loans to Associates (see Note 1 to the Company's Consolidated Financial Statements). The Company also incurs interest expense related to both short-term and long-term debt obligations.

Principal Operating Sources of Cash

    Excess Cash Flow.  The Company receives excess cash flow from securitization trusts, including the realization of gain on sale, the recovery of dealer participations, and the recovery of accrued interest receivable earned, but not yet collected, on loans held for sale. Recovery of dealer participations and accrued interest receivable, which occur throughout the life of the securitization, result in a reduction of the retained interest in securitized assets and, because they have been considered in the original determination of the gain on sale of loans, have no effect on the Company's results of operations in the year in which the participations and interest are recovered from the securitization trusts. During 1999, the Company received $205.9 million of excess cash flow compared with $205.8 million in 1998 (which includes $60.0 million released sooner than would otherwise have been the case pursuant to an arrangement with the Company's provider of asset-backed securities insurance—see "Capital Resources—Other Capital Resources"), and $89.0 million in 1997. The rate of increase in excess cash flow during 1998 exceeded the rate of increase in loans securitized principally because spread accounts related to 1997 securitizations reached required reserve levels and began releasing cash.

    Servicing Fees.  The Company receives servicing fees for servicing securitized loans included in various securitization trusts and for loans sold/transferred to Associates (see Note 1 to the Company's Consolidated Financial Statements). The servicing fee ranges from one percent to 1.25 percent per annum of the outstanding principal balance of the loans. The Company also receives collection fees, such as late payments fees and insufficient fund charges, as servicer of the securitized loans. The Company received cash for such services in the amount of $87.9 million, $81.5 million and $65.9 million during 1999, 1998 and 1997, respectively. Servicing fee income is reflected in the Company's revenues as earned.

Capital Resources

    The Company finances the acquisition of automobile loans primarily through (i) warehouse facilities, pursuant to which loans are financed generally on a temporary basis, (ii) prior to November 12, 1999, the securitization of loans, pursuant to which loans are sold to trusts that issue asset-backed securities, and (iii) since November 12, 1999, the sale/transfer of loans to Associates (see Note 1 to the Company's Consolidated Financial Statements). Additional financing is required to fund the Company's operations.

    Warehouse Facilities.  Automobile loans held for sale are funded on a short-term basis primarily through warehouse facilities. At December 31, 1999, the Company had two warehouse facilities in place with various financial institutions totaling $550.0 million aggregate capacity, all of which was available. The Company's current warehouse facilities have expiration dates in July 2000 and September 2000, subject to renewal or extension at the lenders' option. The Company has generally applied proceeds from securitizations, and from the sale/transfer of loans to Associates (see Note 1 to the Company's Consolidated Financial Statements), to repay amounts outstanding under warehouse facilities.

    Securitization Program.  Prior to November 12, 1999, an important capital resource for the Company was its ability to realize the value of its automobile loans in the secondary markets through securitizations. The following table summarizes the Company's securitizations during the three years ended December 31, 1999, all of which were publicly issued and rated AAA by Standard & Poor's and Aaa by Moody's Investor Services, Inc.

Securitization Transaction	Original Balance	Remaining Balance as of December 31, 1999	Remaining Balance as a Percentage Of Original Balance	Current Weighted Average APR	Weighted Average Securitization Rate	Gross Interest Rate Spread
	(Dollars in thousands)
1997-A	775,000	239,681	30.93%	15.36%	6.54%	8.82%
1997-B	775,000	274,866	35.47%	15.74%	6.50%	9.24%
1997-C	775,000	323,950	41.80%	16.25%	6.36%	9.89%
1997-D	600,000	277,852	46.31%	16.65%	6.23%	10.42%
1998-A	525,000	277,861	52.93%	17.09%	5.93%	11.16%
1998-B	550,000	330,285	60.05%	17.10%	5.97%	11.13%
1998-C	600,000	396,856	66.14%	16.84%	5.63%	11.21%
1998-D	200,000	135,371	67.69%	17.09%	5.71%	11.38%
1998-E	225,000	164,555	73.14%	17.19%	5.69%	11.50%
1999-A	550,000	437,017	79.46%	17.38%	5.95%	11.43%
1999-B	650,000	564,802	86.89%	17.25%	6.39%	10.86%
1999-C(1)	600,000	410,047	68.34%	17.18%	6.99%	10.19%

	$6,825,000	$3,833,143

(1)
The Company only delivered $438.5 million of automobile loans for the 1999-C securitization transaction. The remaining cash of $161.5 million in the pre-funded portion of the trust was prepaid to the note-holders on the December 15th, 1999 distribution date.

    The Company utilized net proceeds from securitizations to invest in additional loan purchases and to repay warehouse indebtedness, thereby making its warehouse facilities available for further purchases of automobile loans. At December 31, 1999, the Company had securitized approximately $12.5 billion of automobile loans since its inception in 1990. The securitization trusts had remaining balances of approximately $4.6 billion.

    All of the Company's securitization trusts and one of the Company's warehouse facilities are credit-enhanced through financial guaranty insurance policies issued by Financial Security Assurance, Inc. ("FSA"), which insure payment of principal and interest due on the related asset-backed securities and warehouse borrowings. In order to obtain FSA insurance, the Company is obligated to establish spread accounts, and to maintain such spread accounts at pre-determined levels, in connection with each insured securitization through the collection and restriction of excess cash flow from the loans securitized. These spread accounts are funded through initial deposits, when required, and out of excess cash flow from the related securitization trust. Thereafter, during each month excess cash flow due to the Company's wholly-owned subsidiary Arcadia Receivables Finance Corp. ("ARFC") from all insured securitization trusts is first used to replenish spread accounts to predetermined levels and is then distributed to the Company. The spread account for each insured securitization trust is cross-collateralized with the spread accounts established for the Company's other insured securitization trusts. Excess cash flow from performing securitization trusts may be used to support negative cash flow from, or to replenish a deficit spread account in connection with, non-performing securitization trusts. If excess cash flow from all insured securitization trusts is not sufficient to replenish all spread accounts and to cover negative cash flows from non-performing securitization trusts, no cash flow is available to the Company from ARFC for that month. Excess cash flows include cash received from the liquidation of repossessions under defaulted receivables. Such cash is generally received in months subsequent to default and can therefore result in timing differences as to when excess cash flows are released to the Company. The Company's obligations to FSA in respect of insured securitizations and one of the Company's warehouse facilities are limited to the amounts on deposit in the spread accounts and excess cash flow.

    Hedging and Pre-funding Strategy.  Because interest rates on asset-backed securities for automobile loans generally tend to rise or fall when other short-term interest rates fluctuate, a material increase in interest rates prior to securitization could adversely affect the profitability of a securitization to the Company in the absence of a hedging strategy. Therefore, the Company employed various hedging strategies, such as the use of pre-funding accounts and derivative financial instruments, to manage its gross interest rate spread on securitization transactions. Through the use of these hedging strategies, the Company was able to determine its approximate financing cost prior to, or near to, the purchase of loans and manage its gross interest rate spread within a desired range.

    By utilizing pre-funding accounts in connection with securitization transactions, the Company mitigated its exposure to interest rate risk by securitizing its loans then held for sale along with expected future loans in a pre-funded securitization. In a pre-funded securitization, the principal amount of the asset-backed securities issued in the securitization exceeds the principal balance of loans initially delivered to the securitization trust. The proceeds from the pre-funded portion were held in trust earning money market yields until released upon delivery of additional loans. The Company agreed to deliver additional loans into the securitization trust from time to time (generally monthly) equal in the aggregate to the amount by which the principal balance of the asset-backed securities exceeds the principal balance of the loans initially delivered. In pre-funded securitizations, the Company predetermined the borrowing costs with respect to loans it subsequently purchased and delivered into the securitization trust. However, the Company incurred an expense in pre-funding securitizations equal to the difference between the money market yields earned on the proceeds held in trust prior to the subsequent delivery of loans and the interest rate paid on the asset-backed securities. The Company also had some interest rate exposure to falling interest rates to the extent that the Company's offered rates declined after the Company had engaged in a pre-funded securitization, although the Company's offered rates generally responded less rapidly to rate fluctuations than financing costs.

    The Company's securitization rate was related to rates on U.S. Treasury Notes with maturities similar to the average maturities of the assets being sold. To lock in the rate for a specific anticipated securitization transaction and protect against changes in the Treasury rate, the Company utilized forward U.S. Treasury rate lock agreements that most closely paralleled the average life of its loans held for sale. Such hedging strategy created certain risks that arose from the cash versus non-cash relationship of the hedging instrument and the related securitization. This relationship arose because the gain or loss realized on forward U.S. Treasury rate lock agreements were settled with current cash payments and were subsequently recovered over time through a higher or lower gross interest rate spread at the time of securitization. Hedging transactions during 1999 realized cash of $4.5 million compared to 1998 and 1997 which have required an initial net use of cash of $21.6 million and $8.7 million, respectively. These amounts are treated as net realized gains or losses and charged against gain on sale of the related loans.

    Management had controls and policies in place to assess and monitor its risk from hedging activities. Management reviewed the interest rate movements in the U.S. Treasury markets and corresponding increase or decrease in the value of any outstanding hedged positions on a daily basis. The amount and timing of the hedging transactions were determined by members of the Company's senior management after consideration of, among other things, the current interest rate environment, loan production levels and open positions of current hedging instruments.

    As of November 12, 1999, the Company no longer employed various hedging and prefunding strategies due to the sale/transfer of loans to Associates (see Note 1 to the Company's Consolidated Financial Statements) as opposed to obtaining funding through securitization transactions.

Other Capital Resources

    Historically, the Company has utilized various debt and equity financings to offset negative operating cash flows and support its operations.

    During 1998, the Company and its provider of asset-backed securities insurance entered into two separate agreements whereby the Company was allowed to receive an aggregate of $60.0 million of cash from certain spread accounts sooner than it would have absent such agreement. These agreements may be extended on an annual basis upon mutual agreement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangements. In 1999, $29.0 million of the $60.0 million was replenished in the relevant spread accounts. The remaining $31.0 million will be replenished in the relevant spread accounts as follows; $4.0 million in January, 2000, $3.0 million per month from February through August, 2000, and $2.0 million per month from September through November, 2000.

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

    The Company has a program to sell up to $150.0 million of unsecured subordinated notes (the "Junior Subordinated Notes") to the public from time to time (the "Note Program"). Issuance of Junior Subordinated Notes under the Note Program is subject to restrictions under the Senior Note indenture. The Note Program includes Junior Subordinated Notes extendible by the investor having maturities of 90 days, 180 days and one year after the date of issue and fixed-term Junior Subordinated Notes having maturities of one, two, three, four, five and ten years after the date of issue. Interest rates on any unsold Junior Subordinated Notes are subject to change by the Company from time to time based on market conditions. Interest rates on extendible Junior Subordinated Notes may be adjusted at any roll-over date. Proceeds from the issuance of Junior Subordinated Notes, net of redemptions, were $40.7 million in 1999, $1.1 million in 1998, and $(2.9) million in 1997. There were $62.6 million and $21.9 million of Junior Subordinated Notes outstanding at December 31, 1999, and 1998, respectively. The weighted average maturity and interest rate on the Junior Subordinated Notes were 16.4 months and 10.32%, respectively, at December 31, 1999 and 15.3 months and 9.69%, respectively, at December 31, 1998. If permitted by any senior indebtedness outstanding at the time, the Company may elect to redeem subordinated notes prior to maturity on at least 30 days' but not more than 60 days' notice to each holder of subordinated notes to be redeemed. This notice will be sent to the holder at his, her or its registered address. The redemption price will be 100% of the principal amount of the subordinated notes, plus accrued interest to the redemption date. The Company may not redeem five and ten-year fixed-term subordinated notes at any time during the first two years after their dates of issuance. In any redemption, the Company may select only subordinated notes of a single class, interest rate or maturity. If the Company redeems less than all of a single class, interest rate or maturity of subordinated notes, the trustee will choose the subordinated notes (or portions of the subordinated notes) to be redeemed in the manner provided in the indenture, which will generally be pro rata or by lot. On and after the redemption date, interest will cease to accrue on subordinated notes or on portions of them called for redemption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company bears the primary risk of loss due to credit losses in its servicing portfolio. Credit loss rates are impacted by general economic factors that affect customers' ability to continue to make timely payments on their indebtedness. Prepayments on receivables in the servicing portfolio reduce the size of the portfolio and reduce the Company's servicing income. The gain on sales of receivables in connection with each securitization transaction and the amount of retained interest recognized in each transaction reflect deductions for estimates of future defaults and prepayments. The carrying value of retained interest may be adjusted periodically to reflect differences between estimated and actual net credit losses and prepayments on past securitizations.

Sensitivity Analysis on Retained Interests

    At December 31, 1999, key economic assumptions and the sensitivity of the current fair value of retained interest to adverse changes in assumed economics is as follows:

	Current Assumption	Adverse Change	Adverse Impact on December 31, 1999 Valuation
Discount rate	15%	1%	$7,579,000
Cumulative monthly voluntary prepayment	0.50%-1.10%	0.25%	$29,673,000
Cumulative defaults	17.75%	0.50%	$36,197,000
Recovery rate	49%	1%	$5,847,000

    Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. (See "Management's Discussion and Analysis—Capital Resources, Hedging strategy" for additional information regarding such market risks.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Arcadia Financial Ltd.
Minneapolis, MN

    We have audited the accompanying balance sheet of Arcadia Financial Ltd. as of December 31, 1999, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1999 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 3 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for recognition of gain on sales of asset backed securities.

                      /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 29, 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Arcadia Financial Ltd.

    We have audited the accompanying consolidated balance sheet of Arcadia Financial Ltd. as of December 31, 1998 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arcadia Financial Ltd. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 3 to the consolidated financial statements, in 1998 the Company retroactively changed its method of accounting for gain on sale of loans and the related retained interest in securitized assets.

                      /s/ ERNST & YOUNG LLP

Minneapolis, MN
January 25, 1999

ARCADIA FINANCIAL LTD.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	1999	1998
	(Dollars in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$13,489	$6,326
Restricted cash	4,073	4,501
Due from securitization trust	—	62,081
Auto loans held for sale	239,323	17,899
Retained interest in securitized assets	557,372	587,946
Furniture, fixtures and equipment	16,366	17,511
Other assets	34,692	31,419

Total assets	$865,315	$727,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due under sale agreement	$192,886	$—
Senior notes	367,674	366,657
Subordinated notes	92,556	51,898
Capital lease obligations	2,774	3,384
Interest payable	15,102	11,344
Accounts payable and accrued liabilities	22,239	25,591

Total liabilities	693,231	458,874
Commitments and contingencies (Note 10)
Shareholders' equity:
Capital stock, $.01 par value, 100,000,000 shares authorized: Common stock, 39,433,842 and 39,156,888 shares respectively, issued and outstanding	394	392
Additional paid-in capital	326,471	324,565
Accumulated other comprehensive income	12,372	18,550
Accumulated deficit	(167,153)	(74,698)

Total shareholders' equity	172,084	268,809

Total liabilities and shareholders' equity	$865,315	$727,683

See notes to consolidated financial statements.

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Revenues:
Net interest margin	$87,358	$81,867	$80,369
Gain on sale of loans, net of impairments	(35,730)	(18,499)	(14,895)
Servicing fee income	88,977	83,015	68,096

Total revenues	140,605	146,383	133,570
Expenses:
Salaries and benefits	74,102	64,949	61,756
General and administrative and other operating expenses	99,827	122,238	100,261

	173,929	187,187	162,017
Interest expense	55,155	51,672	41,216

Total expenses	229,084	238,859	203,233

Operating loss before income taxes, extraordinary items and cumulative effect	(88,479)	(92,476)	(69,663)
Income tax benefit	—	(9,235)	(26,473)

Loss before extraordinary items and cumulative effect	(88,479)	(83,241)	(43,190)
Extraordinary items, net of tax	—	—	(15,828)
Cumulative effect of accounting change, net of tax	(3,976)	—	—

Net Loss	(92,455)	(83,241)	(59,018)
Other comprehensive income (loss):
Net unrealized gain (loss) on retained interest in securitized assets	(6,178)	14,846	5,975
Income tax provision related to other comprehensive income	—	—	(2,271)

	(6,178)	14,846	3,704

Comprehensive loss	$(98,633)	$(68,395)	$(55,314)

Loss per share before extraordinary items and cumulative effect of accounting change—Basic	$(2.25)	$(2.13)	$(1.12)
Loss per share before extraordinary items and cumulative effect of accounting change—Diluted	$(2.25)	$(2.13)	$(1.12)
Net loss per share—Basic	$(2.35)	$(2.13)	$(1.53)
Net loss per share—Diluted	$(2.35)	$(2.13)	$(1.53)
Pro forma loss before extraordinary items assuming the method of recognizing new gain on sale of asset backed securities method was applied retroactively. See Note 3.	$(88,479)	$(82,726)	$(37,732)

See notes to consolidated financial statements

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Common Shares	Common Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Total
	(Dollars in thousands, except share amounts)
Balance at December 31, 1996	37,012,605	$370	$310,181	$—	$67,561	$378,112
Issuance of warrants	—	—	8,590	—	—	8,590
Issuance of Common Stock:
Benefit plans	292,485	3	565	—	—	568
Amortization of deferred compensation	—	—	991	—	—	991
Exercise of options and warrants	1,508,645	15	2,492	—	—	2,507
Unrealized gain on retained interests	—	—	—	3,704	—	3,704
Net loss	—	—	—	—	(59,018)	(59,018)

Balance at December 31, 1997	38,813,735	388	322,819	3,704	8,543	335,454
Issuance of Common Stock:
Benefit plans	193,830	2	495	—	—	497
Amortization of deferred compensation	—	—	712	—	—	712
Exercise of options and warrants	149,323	2	539	—	—	541
Unrealized gain on retained interests	—	—	—	14,846	—	14,846
Net loss	—	—	—	—	(83,241)	(83,241)

Balance at December 31, 1998	39,156,888	392	324,565	18,550	(74,698)	268,809
Issuance of Common Stock:
Benefit plans	193,288	1	454	—	—	455
Amortization of deferred compensation	—	—	1,007	—	—	1,007
Exercise of options and warrants	83,666	1	445	—	—	446
Unrealized loss on retained interests	—	—	—	(6,178)	—	(6,178)
Net loss	—	—	—	—	(92,455)	(92,455)

Balance at December 31, 1999	39,433,842	$394	$326,471	$12,372	$(167,153)	$172,084

See notes to consolidated financial statements.

ARCADIA FINANCIAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(92,455)	$(83,241)	$(59,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,585	8,274	7,003
Provision for losses	3,495	3,264	2,968
Gain (loss) on sale of furniture, fixtures and equipment	(44)	—	17
(Increase) decrease in assets:
Automobile loans held for sale:
Purchases of automobile loans	(2,193,212)	(2,220,507)	(2,913,097)
Sales of automobile loans	2,000,566	2,198,326	2,864,120
Repayments of automobile loans	29,807	50,151	33,161
Restricted Cash	427	(1,684)	(2,817)
Retained interest in securitized assets	24,397	29,354	(116,817)
Due from securitization trusts	—	45,126	69,869
Prepaid expenses and other assets	(5,546)	426	2,420
Increase (decrease) in liabilities:
Deferred income taxes	—	(11,506)	(33,902)
Accounts payable and accrued liabilities	406	10,633	13,111

Total cash provided by (used in) operating activities	(220,574)	28,616	(132,982)
Cash flows from investing activities:
Proceeds from sales of furniture, fixtures and equipment	1,158	1,131	98
Purchase of furniture, fixtures and equipment	(7,277)	(7,580)	(8,873)
Collections on subordinated certificates	865	991	1,465

Total cash used in investing activities	(5,254)	(5,458)	(7,310)
Cash flows from financing activities:
Net proceeds from issuance of Common Stock	902	1,038	3,075
Proceeds from borrowings under warehouse facilities	2,100,010	2,429,517	3,157,863
Repayment of borrowings under warehouse facilities	(2,100,010)	(2,460,397)	(3,238,123)
Proceeds from transfer of loans to Associates	192,886	—	—
Unsecured subordinated notes, net	40,658	1,126	(2,917)
Proceeds from issuance of long-term debt	—	—	373,500
Repayments of long-term debt	—	—	(145,000)
Deferred debt issuance cost, net	—	—	(7,080)
Reduction of capital lease obligations	(1,455)	(2,573)	(2,626)

Total cash provided by (used in) financing activities	232,991	(31,289)	138,692

Net increase (decrease) in cash and cash equivalents	7,163	(8,131)	(1,600)
Cash and cash equivalents at beginning of period	6,326	14,457	16,057

Cash and cash equivalents at end of period	$13,489	$6,326	$14,457

Supplemental disclosures of cash flow information:
Non cash activities:
Additions to capital leases	$845	$589	$265
Cash paid for:
Interest	$63,964	$57,673	$41,248

See notes to consolidated financial statements.

ARCADIA FINANCIAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Proposed Merger with Associates First Capital Corporation

    On November 12, 1999, the Company executed an Agreement and Plan of Merger with Associates First Capital Corporation ("Associates") and AFCC Newco, Inc. a Minnesota Corporation and a wholly owned subsidiary of Associates ("Sub"). Pursuant to the terms of the Merger Agreement, Sub will merge with and into the Company (the "Merger"), and each share of the common stock, par value $.01 per share, of the Company (the "Common Stock"), other than shares held by Associates and its subsidiaries, treasury shares, and shares with respect to which appraisal rights are perfected, will be converted into the right to receive (i) $4.90 per share in cash and (ii) one Residual Value Obligation, which will participate in cash flows in excess of agreed upon amounts released from the Company's existing securitization transactions. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (x) the approval and adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Common Stock entitled to vote thereon, (y) the absence of any injunction preventing consummation of the Merger and (z) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The closing of the Merger is expected to occur within two business days following the satisfaction of the conditions set forth in the Merger Agreement.

    On November 12, 1999, the Company and Associates also executed a Continuous Asset Purchase and Sale Agreement (the "Purchase Agreement") relating to the sale by the Company to Associates of the Company's interest in certain motor vehicle retail installment sales contracts and notes secured by motor vehicles. On the initial closing date, the Company sold with no contingencies or other rights to Associates $298.6 million in aggregate net outstanding balances of motor vehicle retail installment sales contracts (loans held for sale). Additional aggregate transfers of loans held for sale, which will become irrevocable sales upon consummation of the merger totaling $183.7 million, were completed by December 31, 1999. If and only if the Merger Agreement is terminated for any reason, the Company may repurchase from the Associates all, but not less than all, of the unpaid Motor Vehicle Retail Installment Sales Contracts, excluding the $298.6 million purchased on the initial closing date. The Company primarily uses warehouse facilities to fund its initial purchases of loans pending sale to Associates.

2. Summary of Significant Accounting Policies

    Arcadia Financial Ltd. (the "Company") operates in a single industry, purchases, securitizes and services consumer automobile retail installment loans originated primarily by car dealers affiliated with major foreign and domestic manufacturers. The Company does not purchase more than 1.0% of its loans from any one dealer. The Company has 17 regional buying centers in Arizona, Northern and Southern California, Colorado, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New York, North Carolina, Tennessee, North, South and West Texas, and Washington. The Company's dealer network includes dealers in 45 states. At December 31, 1999, the Company's only significant geographic concentration in its servicing portfolio was to borrowers in the state of Texas, which consisted of approximately 19% of the total servicing portfolio. Management does not believe that the Company has any current material exposures to geographic or dealer concentrations.

    Basis of presentation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

    Certain reclassifications have been made to the December 31, 1998 and 1997 balances to conform to current period presentation.

    Use of estimates.  In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of retained interest in securitized assets and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan voluntary prepayments, defaults, recovery rates and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such estimates. The Company's estimation process is evaluated on a regular basis and modified when deemed necessary. Modifications to the estimation process may result in changes in estimates utilized to determine the carrying value of retained interest in securitized assets. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles, as well as other assumptions. The financial statement effects of the changes in such estimates are reflected in the results of operations in the period of change. The range of assumptions, as well as actual performance, is reflective of the risk characteristics of the loans within specific securitization pools.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ.

    Cash and cash equivalents.  The Company considers all significant investments with an original maturity of three months or less to be cash equivalents.

    Due from securitization trusts.  Prior to the change in accounting method, effective January 1, 1999, discussed in Note 3, under Arcadia's securitization structures, the Company delivered loans to a securitization trust and subsequently received cash from the trust for such loans concurrent with the legal closing of the transaction typically six to ten days after delivery.

    Automobile loans held for sale.  The Company carries its loans held for sale at the lower of amortized cost (principal amount outstanding) or market. The Company intends to sell all loans that are purchased. The Company provides an allowance for credit losses relating to non-performing loans that are not eligible to be sold. Over time, some of the non-performing loans will become performing loans and will then be securitized or sold/transferred to Associates. The remainder will be sold by the Company to third parties at a discount to the Company's amortized cost. The allowance for credit losses represents the Company's estimate (based on historical experience) of the price it would receive if the non- performing loans were sold at the balance sheet date. The allowance for credit losses is increased by charging the provision for credit losses (disclosed as a component of net interest margin) and decreased by actual losses incurred on the loans held for sale. For balance sheet purposes, the Company nets the credit loss allowance against loans held for sale.

    The following table illustrates the allowance for credit losses on loans held for sale at December 31,

	1999	1998
	(Dollars in thousands)
Beginning balance	$292	$118
Provision for losses	3,495	3,264
Net charge-offs	(1,955)	(3,090)

Ending balance	$1,832	$292

    For financial reporting purposes, the Company is in substance an originator of automobile loans. Therefore, participations paid to dealers are deferred and amortized over the life of the underlying loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Any unamortized deferred costs remaining at the time the loan is sold are considered a portion of the basis of loans held for sale.

    Dealer participations are calculated by amortizing the customer loan at the interest rate charged by the automobile dealer to the automobile purchaser and at the rate offered by the Company to the dealer and recognizing the difference between these two aggregate interest amounts as the dealer participation. This amount is typically paid to the dealer at or near the original purchase date of the loan. Dealer participations are included in the estimated cashflows when the related loan is securitized and subsequently is recovered over time as a portion of excess cash flows released from securitization trusts. In the event of a default or prepayment within a time period specified in the dealer agreement, a portion of the dealer participation is generally recoverable from the dealer.

    Retained Interest in Securitized Assets.  The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") on January 1, 1997. SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach which focuses on control of the assets and liabilities that exist after the transfer. SFAS 125 prescribes the methodology for recognition of gain or loss upon the transfer of assets as well as the valuation of retained interest in securitized assets.

    Retained interest in securitized assets represents the fair value of the Company's retained interest in the estimated future cash flows of loans sold and is determined by allocating the carrying amount of loans sold between the fair values of such loans and the fair value of the estimated future cash flows to be received by the Company. Estimated future cash flows represent the difference between the weighted average APR of the loans sold and the interest rate on the asset-backed securities issued to investors less dealer participations, contractual servicing fees, costs of securitization, estimated voluntary prepayments, an allowance for defaults and related recoveries and other estimates which impact interest that will be collected over the life of the loans. Accrued interest on loans through the date of securitization, which is returned to the Company through the securitization trust, is also included in retained interest in securitized assets. The Company's discount rate utilized in its fair value computation is based on current market conditions, voluntary prepayment assumptions are based on historical experience, estimated defaults and recoveries are based on a combination of historical experience and industry data.

    The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at December 31, 1999.

    Because the cash flows representing retained interest in securitized assets can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, this asset is accounted for in a manner similar to an available for sale security as prescribed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. Any unrealized gain or loss is reported, net of applicable income taxes, as accumulated other comprehensive income in shareholders' equity until realized. The fair value of retained interest in securitized assets is estimated by calculating the present value of excess cash flows based on when they are expected to be released to the Company using a discount rate commensurate with the risks. Such fair value calculations include estimates of cumulative credit losses and voluntary prepayment rates for the remaining term of the loans sold since these factors impact the amount and timing of future excess cash flows. Retained interest is reviewed quarterly for other than temporary (permanent) impairment, with such impairments, if any, recorded as a reduction of gain on sale of loans. Permanent impairment occurs when the present value (determined by using a risk-free interest rate) of an individual Retained Interest is less than its carrying value. This determination is made on a disaggregated (pool by pool) basis. During the year ended December 31, 1999 the Company recorded permanent impairments totaling $115.1 million for 16 of its 22 residual interest. The permanent impairments were primarily caused by worse than anticipated frequency of defaults and increases in the risk-free rate of interest. In June 1998, as a result of changes in estimated future cash flows arising from higher default experience, lower prepayments and the elimination of its retail disposition strategy, the Company recorded a charge to gain on sale of loans of $114.5 million. During 1997 due to a change in the Company's accounting policy with respect to valuation of repossessed vehicles, the Company recorded a charge of $98.0 million to gain on sale.

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

    Amounts due under sale agreement.  Amounts due under sale agreement relate to the cash which has been advanced to the Company as a result of the transfer of automobile loans to the Associates that does not qualify as a sale under SFAS 125, due to the ability of the Company to repurchase the loans if the Merger is not completed. See Note 1.

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

    Servicing fee receivable.  The Company earns a contractual servicing fee for servicing loans sold. These fees are paid to the Company on a monthly basis.

    Net interest margin.  The Company's net interest margin represents the sum of (i) net interest on loans held for sale based on the net interest rate spread, (ii) investment earnings on short-term investments and other cash accounts, and (iii) the recognition of the interest component of previously discounted cash flows, calculated at the present value discount rate used in determining the gain on sale.

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

Recent Accounting Developments

    Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheets and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis of the impact SFAS 133 will have on the financial statements.

3. Accounting Changes

    Effective January 1, 1999, the Company changed its accounting method for recognition of sales of asset-backed securities. Previously, the Company recognized sales of asset-backed securities once an irrevocable commitment had been received, the loans to be sold had been identified and segregated from loans held for sale, and cash proceeds had been placed in the trust by a third party. The Company now records sales of asset-backed securities upon physical settlement, which generally occurs within 5 to 10 days of the segregation of the loans to be sold. The impact of the change on the loss from operations and the net loss in 1999 was a decrease of $4.0 million and $0.0, respectively.

    The table below summarizes the pro forma loss per share before extraordinary items.

	1999	1998	1997
Pro forma income assuming the new gain on sale of asset backed securities accounting method was applied retroactively, before extraordinary item	(88,479)	(82,726)	(37,732)

Pro forma loss per share before extraordinary item—basic	(2.25)	(2.12)	(0.97)

Pro forma loss per share before extraordinary item—diluted	(2.25)	(2.12)	(0.97)

    During the fourth quarter of 1998, the Company changed its accounting policy with respect to the valuation and accounting for its retained interest in securitized assets to the "cash-out" method. As previously discussed in Note 2, retained interest in securitized assets represents the Company's retained interest in estimated future cash flows from securitization transactions. Under the "cash-in" method previously used by the Company, (i) the assumed discount period for measuring the present value of future cash flows ended when these cash flows were deposited into the securitization trust accounts and (ii) any initial deposits to spread accounts were recorded at face value. Under the "cash-out" method, the assumed discount period for measuring the present value of future cash flows from the trusts ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis.

4. Automobile Loans Held for Sale

    The weighted average interest rate on automobile loans held for sale was 17.49% and 14.65% at December 31, 1999 and 1998, respectively. Accrued interest receivable on automobile loans held for sale aggregated $2.9 million and $0.4 million as of December 31, 1999 and 1998, respectively. Automobile Loans Held for Sale include $182.5 million of loans with a 17.40% average interest rate transferred to Associates with a contingent right to repurchase if the Merger is not completed. See Note 1.

5. Retained Interest in Securitized Assets

    The following table sets forth the components of retained interest in securitized assets as of December 31:

	1999	1998
	(Dollars in thousands)
Estimated cash flows on loans sold, net of estimated prepayments(1)	$1,173,652	$1,195,466
Deferred servicing income	(87,908)	(101,996)
Reserve for loan losses	(366,316)	(415,401)

Undiscounted cash flows on loans sold	719,428	678,069
Discount to present value	(162,056)	(90,123)

	$557,372	$587,946

Reserve for loan losses as a percentage of securitized servicing portfolio	7.97%	8.18%

(1)
Includes restricted cash deposits in securitization spread accounts of $338.1 million and $227.7 million at December 31, 1999 and 1998, respectively.

    The following represents the roll-forward of the retained interest in securitized assets balance for the two years ended December 31, 1999:

(Dollars in thousands)
Balance at December 31, 1997	$602,454
Present value of estimated future cash flows from current period securitizations	227,198
Interest earned on spread accounts	14,035
Accretion of discount on estimated future cash flows	49,672
Unrealized gain on retained interest in securitized assets	14,846
Less:
Spread account recourse reduction amount(1)	(60,000)
Excess cash flows released to the Company	(145,759)
Changes in estimate of future cashflows	(114,500)

Balance at December 31, 1998	587,946
Present value of estimated future cash flows from current period securitizations	227,950
Interest earned on spread accounts	11,833
Accretion of discount on estimated future cash flows	56,768
Less:
Changes in estimate of future cashflows	(87,131)
Change in discount rate	(34,121)
Excess cash flows released to the Company(2)	(205,873)

Balance at December 31, 1999	$557,372

(1)
During 1998, the Company and its provider of asset-backed securities insurance entered into two separate arrangements whereby the Company was allowed to receive an aggregate $60 million of cash from certain spread accounts sooner than it would have absent such arrangement. The arrangements entered into in May and October, respectively, may be extended on an annual basis upon mutual arrangement by and between the Company and its provider of asset-backed securities insurance. The Company pays a monthly fee to its provider of asset-backed securities insurance to maintain the arrangement. As of December 31, 1999, $29.0 million was replenished in the relevant spread accounts and the remaining $31.0 million will be replenished in the relevant spread accounts of $4.0 million in January 2000, $3.0 million per month from February through August 2000, and $2.0 million per month from September through November 2000.

(2)
Includes $5.6 million that has been restricted pursuant to an arrangement between the Company and its provider of asset-backed securities insurance. Such arrangement provides that, if any insured securitization trust exceeds the specified portfolio performance test as defined within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Such pledged amounts are included in cash. Restrictions on the pledged amounts may be lifted if the portfolio performance tests are met and maintained for the related securitization trusts as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company.

6. Furniture, Fixtures and Equipment

    Furniture, fixtures and equipment, as of December 31, consists of the following:

	1999	1998
	(Dollars in thousands)
Owned
Furniture, fixtures and leasehold improvements	$10,161	$10,351
Automobiles	212	194
Computer equipment	3,608	3,894
Software	15,066	9,278

Total	29,047	23,717
Capitalized leases
Furniture and fixtures	4,493	4,376
Computer equipment	5,046	4,918
Software	387	386

Total	9,926	9,680

Total furniture, fixtures and equipment	38,973	33,397
Less:
Accumulated depreciation and amortization	(22,607)	(15,886)

Furniture, fixtures and equipment, net	$16,366	$17,511

    Depreciation expense including amortization of assets under capital lease obligations for the years ended December 31, 1999, and 1998 was $8.2 million and $6.9 million, respectively.

7. Other Assets

    Other assets, as of December 31, consists of the following:

	1999	1998
	(Dollars in thousands)
Interest advances to securitization trusts	$8,494	$5,967
Deferred debt issuance costs	8,701	10,110
Investment in subordinated certificates	1,008	1,873
Servicing fee receivable	5,082	4,841
Prepaid expenses	1,468	1,717
Other assets	9,939	6,911

	$34,692	$31,419

8. Amounts Due Under Warehouse Facilities

    At December 31, 1999, the Company had two warehouse facilities with an aggregate capacity of $550.0 million in place with financial institutions of which $550.0 million was available. Borrowings under these facilities are collateralized by certain loans held for sale. The weighted average interest rate on outstanding borrowings under the warehouse facilities was 5.40% and 5.90% for the years ended December 31, 1999 and 1998, respectively.

    The Company pays usage and non-usage fee to the warehouse facilities at an interest rate equal to the commercial paper market rate plus a margin.

Facility	Amount		Expiration
	(Dollars in millions)
BofA/JPM	$400.0	(1)	July 12, 2000
CSFB	150.0		September 20, 2000

(1)
Amount was reduced to $200.0 million on February 15, 2000

9. Long-Term Debt

Senior Notes

    In March 1997, the Company sold to the public $300.0 million aggregate principal amount of 11.50% Senior Notes, due 2007 (the "Senior Notes") and received net proceeds of approximately $291.2 million. Each Senior Note included a detachable warrant, and such warrants when exercised entitle the holders to acquire an aggregate of 2,052,000 shares of the Company's common stock. In October 1997, the warrants were detached from the Senior Notes and began trading separately from the Senior Notes. The warrants are exercisable at a price of $11.00 per share. A portion of the aggregate principal amount was allocated to the warrants. This debt discount is being expensed over the term of the debt. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 1997. The Senior Notes may not be redeemed prior to March 15, 2002. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Notes, in whole or in part, at a premium ranging from 105.75% to 101.92% of the principal amount of Senior Notes redeemed between the years 2002-2004, respectively, or 100% thereof on or after March 15, 2005, plus accrued interest to and including the redemption date. The Senior Notes are general, unsecured obligations of the Company and will rank pari passu in right of payment to all existing and future senior debt (as defined in the indenture governing the Senior Notes). Approximately $173.5 million of the net proceeds from the issuance of the Senior Notes was used to repurchase and covenant defease the Company's 13% Senior Term Notes (including a prepayment premium and accrued interest). The premium paid for the early extinguishment of debt (approximately $20.3 million) and the charge-off of remaining capitalized debt financing costs (approximately $3.2 million) were recognized and accounted for as an extraordinary item.

    In October 1997, the Company sold to the public an additional $75.0 million aggregate principal amount of Senior Notes having substantially the same terms as those issued in March 1997 (but no additional warrants) and received net proceeds of approximately $71.2 million.

Subordinated Notes

    Subordinated notes outstanding as of December 31, are as follows:

	1999	1998
	(Dollars in thousands)
Senior subordinated notes, Series 1996-A	$30,000	$30,000
Junior subordinated notes	62,556	21,898

	$92,556	$51,898

    In March 1996, the Company sold to the public $30.0 million aggregate principal amount of its 10.125% Subordinated Notes, Series 1996-A due 2001 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable monthly beginning May 15, 1996. The Senior Subordinated Notes could not be redeemed prior to May 15, 1998. At any time on such date or thereafter, the Company may at its option elect to redeem the Senior Subordinated Notes, in whole or in part, at 101.5% of the principal amount of Senior Subordinated Notes redeemed, or 100% thereof on or after May 15, 1999, plus accrued interest to and including the redemption date. The Senior Subordinated Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the Senior Subordinated Notes). Agreements governing our existing debt securities and credit facilities significantly restrict our ability to incur additional indebtedness and to issue new classes of preferred stock. At December 31, 1999 the Company could not incur additional Senior Debt under the most restrictive agreement.

    The Company completed shelf registrations of $50.0 million in September 1994, August 1998 and August 1999 to issue up to an aggregate $150 million of Junior Subordinated Notes. The Junior Subordinated Notes are issued in minimum denominations of $1,000 and include extendible notes having maturities ranging from 90 days to one year from the date of issue and fixed term notes having maturities of one to ten years from date of issue. The Company may adjust interest rates on unsold notes prior to sale and on extendible notes at any rollover date based on current market conditions. As of December 31, 1999, the weighted average maturity and interest rate of the Junior Subordinated Notes were 16.4 months and 10.32%, respectively. If permitted by any senior indebtedness outstanding at the time, the Company may elect to redeem subordinated notes prior to maturity on at least 30 days' but not more than 60 days' notice to each holder of subordinated notes to be redeemed. This notice will be sent to the holder at his, her or its registered address. The redemption price will be 100% of the principal amount of the subordinated notes, plus accrued interest to the redemption date. The Company may not redeem five and ten-year fixed-term subordinated notes at any time during the first two years after their dates of issuance. In any redemption, the Company may select only subordinated notes of a single class, interest rate or maturity. If the Company redeems less than all of a single class, interest rate or maturity of subordinated notes, the trustee will choose the subordinated notes (or portions of the subordinated notes) to be redeemed in the manner provided in the indenture, which will generally be pro rata or by lot. On and after the redemption date, interest will cease to accrue on subordinated notes or portions of them called for redemption.

    Maturities of long-term debt outstanding at December 31, 1999 were:

(Dollars in thousands)
Year ending: 2000	$37,792
2001	41,860
2002	3,885
2003	4,258
2004	3,055
2005 and thereafter	376,706

467,556
Less: Discounts to senior notes	(7,326)

Total	$460,230

10. Commitments and Contingencies

    The Company leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. Additionally, the Company leases its office space under operating leases. Total rent expense on operating leases was $8.3 million, $13.4 million and $13.5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

    Future minimum lease payments required under capital and non-cancelable operating leases with terms of one year or more, at December 31, 1999 were:

	Capital Leases	Operating Leases
	(Dollars in thousands)
Year ending: 2000	$1,978	$9,369
2001	946	6,427
2002	89	3,033
2003	11	1,369
2004	—	423
2005 and thereafter	—	366

Total	3,024	$20,987

Less amounts representing interest	(250)

Present value of net minimum lease payments	$2,774

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

    One case which was filed on November 8, 1996, Powel et al. V. Arcadia Financial Ltd. et al., involved a complaint by approximately 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case alleged that Arcadia was either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company resolved the claims by such borrowers through the mediation process in June 1998. However, prior to the dismissal of those plantiff's action, an additional three plaintiffs entered into the case, since the entry of those three plaintiffs, an additional 670 borrowers have been added as named plaintiffs. In accordance with Texas statutes, the Company made settlement offers in February 2000 to the individuals involved in the case. The settlement offers totaled approximately $6.0 million, such amount was included in accrued liabilities as of December 31, 1999. In the event the Company is not able to resolve the matter with these offers, the Company intends to defend the case vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

11. Shareholders' Equity

    The Company's authorized capital stock is 100,000,000 shares. The Company had reserved but un-issued shares of authorized Common Stock at December 31, 1999, as follows:

Warrants	2,051,214
Employee stock purchase plan	496,122
Stock options	6,265,787

8,813,123

Common Stock

    In March 1997, in connection with the issuance of $300.0 million of Senior Notes, the Company issued warrants to purchase an aggregate of 2,052,000 shares of the Company's Common Stock. The warrants were detached and began trading separately from the Senior Notes in October 1997. In April 1996, the Company completed a public offering of 8,050,000 shares of its Common Stock at $19.25 per share, including an over-allotment option of 1,050,000 shares. In April 1995, the Company completed a secondary public offering of 9,849,900 shares of its Common Stock at $10.00 per share including an over-allotment option of 1,284,900 shares and 65,000 shares pursuant to the exercise of warrants. Additionally, pursuant to demand registration rights of certain warrants issued by the Company between 1992 and 1994 in connection with its issuance of 11.75% Senior Secured and 9.875% Senior Subordinated Notes, the Company filed separate registration statements during April and October 1995, covering 213,000 and 3,871,364 shares of Common Stock, respectively, issuable upon exercise of the warrants for secondary sale at market should the holders decide to do so. During 1997, 1998 and 1999, 1,421,539 shares, 786 shares, and 52,000 shares of Common Stock, respectively, had been issued in connection with the exercise of warrants for aggregate proceeds of $5.9 million, $8,649, and $247,000, respectively. As of December 31, 1999, the Company had remaining warrants outstanding for the purchase of 2,051,214 shares of Common Stock at an $11.00 exercise price per share.

Shareholder Rights Plan

    In October 1996, the Board of Directors adopted a Shareholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held on November 22, 1996. The Rights expire on October 28, 2006. Each Right generally will entitle shareholders, in certain circumstances, to buy one-thousandth of a newly issued share of Class A Preferred Stock of the Company at an exercise price of $90.00 per share. In January 1998, the Company amended its Shareholder Rights Plan to increase the percentage of the Company's outstanding Common Stock a person or group must beneficially own to be deemed an Acquiring Person under the plan from 15% or more up to 18% or more. The Shareholders Rights Plan was further amended in November 1998 to increase the percentage of the Company's outstanding Common Stock which a person or group must beneficially own to be deemed an Acquiring Person from 18% or more up to 20% or more. Under the amended Shareholder Rights Plan, if any person becomes an Acquiring Person, then each Right not owned by a 20% or more shareholder or certain related parties will generally entitle its holders to purchase, at the Right's then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a value of twice the Right's exercise price. In addition, if, after any person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock of such other person having a value twice the Right's exercise price. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become an Acquiring Person under the Plan. In November 1999, the Company further amended its Shareholder Rights Plan to ensure that the execution and performance of the Merger agreement with Associates would not trigger application of the Shareholder Rights Plan.

12. Employee Benefits and Stock Incentive Plans

Restricted stock election plans

    In July 1994 and December 1995, the Board of Directors of the Company adopted two separate Restricted Stock Election Plans (the "1994 Stock Election Plan" and the "1998-2000 Stock Election Plan," respectively). The purpose of the Restricted Stock Election Plans is to reward management performance and to build each participant's equity interest in the stock of the Company by providing long-term incentives and rewards to officers and other key management employees of the Company and its subsidiaries. The Restricted Stock Election Plans allow certain employees of the Company to receive all or a portion of certain bonuses they are entitled to receive from the Company through the year 2000 in the form of shares of the Company's Common Stock. The Restricted Stock Election Plans authorize the granting of awards in the form of restricted shares of the Company's Common Stock, subject to certain risks of forfeiture which may be eliminated over time based upon achievement of certain performance criteria by the eligible employee and/or the Company. In January 1998, the Company's Compensation Committee approved the forfeiture, cancellation and reissuance of all then outstanding restricted shares under the 1998-2000 Stock Election Plan as well as the concurrent grant of 153,923 additional restricted shares to certain plan participants. At such time the Compensation Committee also amended the 1994 Stock Election Plan to permit the accelerated vesting during the years 1998, 1999 and 2000 of restricted shares granted under such plan. In November, 1998, the Compensation Committee approved the forfeiture, cancellation and reissuance of all then outstanding restricted shares under the 1994 Stock Election Plan and the 1998-2000 Stock Election Plan as well as the restructuring of grants to participants in those plans. The Board of Directors of the Company approved amendments to the 1994 Stock Election Plan and the 1998-2000 Stock Election Plan to permit the actions taken by the Compensation Committee in January and November of 1998.

    A total of 800,000 shares of Common Stock are set aside for awards under the 1994 Stock Election Plan, of which, 508,623 shares have been granted and are outstanding under the plan, with 2,337 shares remaining subject to restriction at December 31, 1999. The Board of Directors amended the Company's 1998—2000 Restricted Stock Election Plan in 1999 to increase the aggregate number of shares of common stock from 600,000 to 800,000 shares which may be granted under the plan. A total of 680,033 shares have been granted and are outstanding under the plan, with 532,992 shares remaining subject to restriction at December 31, 1999.

    In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company recorded deferred compensation as a reduction to shareholders' equity for the portion of the restricted stock award not yet earned. The deferred compensation will be amortized and recognized as compensation expense ratably over the shorter of the period in which management anticipates restrictions will be lifted or the maximum vesting period. In connection with the 1994 and 1998-2000 Stock Election Plans, the Company recognized $1.0 million, $0.7 million and $1.0 million of compensation expense for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    The exercise price is determined to be 85% of the lower of the Company's Common Stock on January 1, or on each exercise date. The Plan was amended in May 1998 to increase the number of shares of Common Stock available for issuance to 1,000,000 shares. As of December 31, 1999, an aggregate 503,878 shares of Common Stock have been issued to the Company's employees under the Plan. The Plan is noncompensatory and results in no expense to the Company.

    In November 1999, due to the proposed merger agreement with Associates, the Company agreed not to sell any additional shares of the Company's Common Stock to employees under this plan. See Note 1.

Director option plan

    The 1992 Director Stock Option Plan (the "DSOP") provides for the automatic grant of options to purchase the Company's Common Stock to outside directors. Pursuant to amendments to the DSOP adopted January 28, 1998, on that date (i) each outside director received an option to purchase 25,000 shares; and (ii) the options granted to such outside directors in 1997 for 15,000 shares were cancelled on a prorata basis to reflect the change in the annual grant dates from the anniversary of the outside director's receipt of his or her initial grant to January 28th of each year. Pursuant to the DSOP as amended January 1998, each outside director will receive an option to purchase 25,000 shares on January 28th of each year he or she serves as an outside director up to a maximum of 250,000 shares to be issued to an outside director upon exercise of options granted under the DSOP. In January 1999, the DSOP was amended to provide that commencing in 1999 and continuing each year thereafter, the Compensation Committee of the Board of Directors will determine the number of option shares to be granted to each outside director for such year. In 1999, each outside director received an option to purchase 37,500 shares. The maximum aggregate number of shares of the Company's Common Stock, which may be issued pursuant to the DSOP, is 840,000. As of December 31, 1999, there were 472,625 options issued to outside directors under the DSOP that remained outstanding at exercise prices ranging from $4.00 to $21.50 with a weighted average remaining term of 7 years. At December 31, 1999, 1998 and 1997 there were 360,125 options, 229,225 options and 160,000 options, respectively, exercisable under the DSOP. The weighted average exercise price of these options which are exercisable is $9.78 at December 31, 1999.

Stock option plans

    The Company has two stock option plan (as amended, the "1990 Plan" and the "1999 Omnibus Plan") which provide for the granting of incentive and nonqualified options to designated employees and non-employees, including consultants of the Company, to purchase up to a maximum of 5,000,000 shares of the Company's Common Stock under each individual plan. The 1990 Plan and the 1999 Omnibus Plan are administered by the Compensation Committee of the Board of Directors whom have the authority and discretion to determine the employees, officers, directors and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option (not to be less than fair market value for incentive options). Options may not be granted under the 1990 Plan after January 17, 2001. The term of each option, which is fixed by the Compensation Committee, generally may not exceed ten years from the date the option is granted. On January 28, 1998, the Compensation Committee approved the cancellation and reissuance of options for 858,594 shares at an exercise price of $7.20 per share with a prorata three year vesting schedule. None of the canceled and reissued options were granted to the Company's Chief Executive Officer, Vice Chairman, or Executive Vice Presidents. Both stock option plans are noncompensatory and result in no expense to the Company. At December 31, 1999, there were no options granted under the 1999 Omnibus Plan.

    A summary of stock option activity under the 1990 Plan is as follows:

	Outstanding Options
	Reserved Shares	Number	Price Per Share
Balance, December 31, 1996	2,000,000	1,694,222	0.48 - 20.75
Authorized	3,000,000	—	—
Granted	—	564,594	8.94 - 14.88
Exercised	—	(72,106)	0.48 - 7.63
Canceled	—	(112,879)	7.63 - 16.19

Balance, December 31, 1997	5,000,000	2,073,831	0.48 - 20.75
Granted	—	1,959,094	5.50 - 9.31
Exercised	—	(133,537)	0.48 - 5.75
Canceled	—	(1,057,260)	6.00 - 20.75

Balance, December 31, 1998	5,000,000	2,842,128	$3.00 - $16.19
Granted	—	1,426,550	3.56 - 7.56
Exercised	—	(31,666)	4.88 - 7.20
Canceled	—	(404,010)	4.00 - 16.19

Balance, December 31, 1999	5,000,000	3,833,002	$3.00 - $16.19

    The following table summarizes the options outstanding and exercisable at December 31, 1999:

Range of Prices	Options Outstanding	Options Outstanding Weighted Average Remaining Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Options Exercisable Weighted Average Exercise Price
$3.00 - $ 6.00	2,675,955	8	$4.71	699,742	$5.03
$6.01 - $10.00	807,047	8	$7.52	315,556	$7.76
$10.01 - $16.19	350,000	6	$15.72	350,000	$15.72

    In addition to stock option activity under the 1990 Plan, in 1999, 1998 and 1997, the Company granted to a director options to purchase a total of 125,000 shares, 100,000 shares and 70,160 shares, respectively, of the Company's Common Stock under separate Non-statutory Stock Option Agreements. These options were granted in connection with such director's appointment as Chairman of the Executive Committee of the Board of Directors while the Company searched for a new chief executive officer in 1996 and in consideration for certain consulting arrangements entered into between the Company and the director and have exercise prices ranging from $4.00 to $17.38. Including agreements entered into prior to 1997 for 465,000 stock options, in aggregate, there were 635,160 options, 535,160 options, and 465,000 options, exercisable under such Non-statutory Stock Option Agreements at December 31, 1999, 1998 and 1997, respectively.

    Also in 1997, the Company granted the option to purchase 1,200,000 shares of the Company's Common Stock under a separately adopted stock option plan in connection with an employment agreement with its Chief Executive Officer. The options are exercisable at $14.88 per share, ratably over a three-year period beginning in 1998.

    Had the Company not elected to continue the accounting for stock options issued to employees required by APB 25, net income and earnings per share for the years ended December 31, would have been as follows:

	1999	1998	1997
	(Dollars in thousands, expect per share data)
Pro forma net loss	$(99,957)	$(91,897)	$(67,503)
Pro forma loss per share:
Basic	$(2.54)	$(2.35)	$(1.74)
Diluted	$(2.54)	$(2.35)	$(1.74)

    The fair value of the options was estimated at date of grant using a Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively. Weighted-average risk-free interest rate of 5.6%, 4.6%, and 5.6%, volatility factor of the expected market price of the Company's Common Stock of 45%, 89%, and 71%, and option lives up to ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock. The weighted average fair value of options granted during 1999, 1998 and 1997 was $6.21, $7.98, and $8.75, respectively.

Cash surrender value of life insurance

    In October 1995, the Company entered into split-dollar insurance agreements with certain employees of the Company. Under the terms of the agreements, the Company may pay the annual premium due on life insurance policies owned by the employee that build cash surrender value while also providing life insurance benefits for the employee. The Company is entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever is lower, if the agreement or the policy is terminated. In the event of death of the insured, the Company will be entitled to a refund of all previously paid premiums. These policies had cash surrender values of $348,000 and $442,000 at December 31, 1999 and 1998, respectively. Beginning in 1997, the Company began to utilize the cash surrender value from the related life insurance policies to fund the premiums due on the policies.

13. Income Taxes

    The components of income tax benefit for the three years ended December 31, 1999 consist of the following:

	1999	1998	1997
	(Dollars in thousands)
Provision for deferred taxes:
Federal	—	$(5,914)	$(22,502)
State	—	(3,321)	(3,971)

Provision for income taxes	—	(9,235)	(26,473)
Tax effect of extraordinary items	—	—	(9,700)
Tax effect of cumulative effect	—	—	—

Applicable income tax expense (benefit), after extraordinary items and cumulative effect of accounting change	—	$(9,235)	$(36,173)

    The reconciliation between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% for the three years ended December 31, 1999 is as follows:

	1999	1998	1997
	(Dollars in thousands)
Federal tax at statutory rate	$(32,359)	$(32,367)	$(24,382)
State income tax, net of federal benefit	(2,583)	(3,115)	(2,281)
Change in valuation allowance	34,915	26,124	—
Other	27	123	190

Provision for income taxes	—	(9,235)	(26,473)
Tax effect of extraordinary items	—	—	(9,700)
Tax effect of cumulative effect	—	—	—

Applicable income taxes, after extraordinary items and cumulative effect of accounting change	—	$(9,235)	$(36,173)

Effective income tax rate	0.0%	(10.0%)	(38.0%)

    Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax-effected temporary differences and carryforwards that comprise the significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

	1999	1998
	(Dollars in thousands)
Deferred Tax Assets:
Securitization expenses	$7,091	$8,070
Other	3,936	5,188
Net operating loss carryforwards (expiring 2008-2018)	76,279	86,517

Gross deferred tax assets	87,306	99,775
Less valuation allowance	(56,337)	(26,124)

Net deferred tax asset	30,969	73,651
Deferred Tax Liabilities:
Gain on securitizations	(23,927)	(72,137)
Unrealized gain on retained interest in securitized assets	(4,701)	—
Other	(2,341)	(1,514)

Gross deferred tax liabilities	(30,969)	(73,651)

Net deferred tax liability	$—	$—

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $200.7 million, which are available to offset future federal taxable income and expire no earlier than 2008. Due to the uncertainty of the realization of the net operating loss carryforward, the Company established a valuation allowance against the carryforward benefit in the amount of $56.3 million. The timing of the realization of the benefits related to a portion of the income tax net operating loss carryforwards is limited on an annual basis under Section 382 of the Internal Revenue Code.

14. Derivative Activities and Off-Balance Sheet Risk

    During the three years ended December 31, 1999, the Company entered into several hedging transactions to manage its gross interest rate spread on loans held for sale. The Company agreed to sell forward U.S. Treasuries and forward U.S. Treasury rate locks that most closely parallel the average life of its anticipated securitization transactions. Hedging gains and losses are recognized as a component of the gain on sale of loans on the date such loans are sold. As of December 31, 1999 and 1998, there were no unrealized gains or losses outstanding.

    Net realized hedging gains (losses) during the three-year period ended December 31 1999 were:

	1999	1998	1997
	(Dollars in thousands)
Realized gains (losses)	$4,503	$(21,559)	$(8,709)

15. Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of estimated fair values of all asset, liability and off- balance sheet financial instruments. Fair value estimates under SFAS 107 are determined as of a specific point in time utilizing various assumptions and estimates.

    The estimated carrying values, fair values and various methods and assumptions used in valuing the Company's financial instruments as of December 31, 1999 and 1998 are set forth below:

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, restricted cash and cash equivalents	$17,562	$17,562	$10,827	$10,827
Auto loans held for sale	239,323	244,353	17,899	17,899
Retained interest in securitized assets	557,372	557,372	587,946	587,946
Financial liabilities:
Amounts due under sale agreement	192,886	192,886	—	—
Senior notes	367,674	386,250	366,657	273,750
Senior subordinated notes	30,000	28,800	30,000	22,500
Junior subordinated notes	62,556	62,556	21,898	21,898

    Cash, restricted cash and cash equivalents, and junior subordinated notes.  Due to the nature of these accounts, carrying value approximates fair value.

    Auto loans held for sale.  The Company carries its loans held for sale at the lower of amortized cost (principal amount outstanding) or market. See Note 2.

    Retained interest in securitized assets.  The Company uses the present value of future excess cash flows to determine fair value.

    Amounts due under sale agreement.  The fair value is determined in accordance with the terms of the Continuous Asset Purchase and Sale Agreement.

    Senior notes and senior subordinated notes.  The fair value is determined using available market quotes.

16. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share before extraordinary items and cumulative effect of accounting change:

	1999	1998	1997
	(Dollars in thousands, except share and per share amounts)
Numerator:
Net loss from operations before extraordinary items and cumulative effect of accounting change	$(88,479)	$(83,241)	$(43,190)

Denominator:
Denominator for basic earnings per share—weighted average shares	39,344,548	39,071,412	38,700,346
Dilutive effect of options and warrants(1)	—	—	—

Denominator for diluted earnings per share—adjusted weighted average shares	39,344,548	39,071,412	38,700,346

Basic loss per share before extraordinary items and cumulative effect of accounting change	$(2.25)	$(2.13)	$(1.12)
Extraordinary items per share	—	—	(0.41)
Cumulative effect per share	(0.10)	—	—

Net loss per share	$(2.35)	$(2.13)	$(1.53)

Diluted loss per share before extraordinary items and cumulative effect of accounting change	$(2.25)	$(2.13)	$(1.12)
Extraordinary items per share	—	—	(0.41)
Cumulative effect per share	(0.10)	—	—

Net loss per share	$(2.35)	$(2.13)	$(1.53)

Weighted average shares outstanding:
Basic	39,344,548	39,071,412	38,700,346
Diluted	39,344,548	39,071,412	38,700,346

(1)
At December 31, 1999, 1998 and 1997 there were options and warrants outstanding to purchase an aggregate 6.2 million, 7.1 million and 6.2 million common shares, respectively. All of these potential shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

17. Unaudited Selected Quarterly Data

Fourth Quarter Results of Operations

    During the fourth quarter of 1999, the Company entered into a merger agreement with Associates. See Note 1. The Company purchased $380.5 million of automobile loans in the fourth quarter of 1999, compared to $466.5 for the same period in 1998. The Company sold/transferred to Associates aggregating $482.3 million in the fourth quarter of 1999 (of which $298.6 million were eligible for sale treatment under FAS 125) compared to securitizing $483.6 million of loans in 1998. Net loss was $123.5 million in the fourth quarter of 1999 compared to $5.0 million net income for the corresponding period in 1998.

	Quarter Ended
	December 31, 1999	September 30, 1999	June 30, 1999	March 31, 1999	December 31, 1998	September 30, 1998	June 30, 1998	March 31, 1998
	(Dollars in thousands except per share amounts)
Revenues:
Net interest margin	$19,857	$23,889	$22,322	$21,289	$18,274	$22,675	$20,971	$19,947
Gain on sale of auto loans	(105,904)	16,671	27,533	25,971	21,132	20,667	(87,298)	27,000
Service fee income	20,991	23,755	22,416	21,815	21,929	21,236	20,184	19,666

Total revenues	(65,056)	64,315	72,271	69,075	61,335	64,578	(46,143)	66,613
Expenses:
Salaries and benefits	17,635	18,543	19,446	18,479	16,171	15,658	15,773	17,347
General and administrative and other operating expenses	26,705	23,554	24,287	25,279	27,138	27,695	38,918	28,487
Long-term debt and other interest expense	14,095	13,938	13,657	13,466	13,053	12,926	12,908	12,785

Total expenses	58,435	56,035	57,390	57,224	56,362	56,279	67,599	58,619

Operating income (loss) before income tax and cumulative effect	(123,491)	8,280	14,881	11,851	4,973	8,299	(113,742)	7,994
Income tax provision (benefit)	—	—	—	—	—	—	(12,273)	3,038

Income (loss) before cumulative effect	(123,491)	8,280	14,881	11,851	4,973	8,299	(101,469)	4,956
Cumulative effect of change in accounting, net of tax	—	—	—	(3,976)	—	—	—	—

Net income (loss)	$(123,491)	$8,280	$14,881	$7,875	$4,973	$8,299	$(101,469)	$4,956

Basic Earnings Per Share:
Income (loss) per share before cumulative effect	$(3.13)	$0.21	$0.38	$0.30	$0.13	$0.21	$(2.60)	$0.13
Cumulative effect per share	—	—	—	(0.10)	—	—	—	—

Net income (loss) per share	$(3.13)	$0.21	$0.38	$0.20	$0.13	$0.21	$(2.60)	$0.13

Diluted Earnings Per Share:
Income (loss) per share before cumulative effect	$(3.13)	$0.21	$0.37	$0.30	$0.13	$0.21	$(2.60)	$0.13
Cumulative effect per share	—	—	—	(0.10)	—	—	—	—

Net income (loss) per share	$(3.13)	$0.21	$0.37	$0.20	$0.13	$0.21	$(2.60)	$0.13

Weighted average shares outstanding:
Basic	39,433,842	39,395,014	39,260,938	39,204,110	39,156,888	39,142,050	38,966,697	38,988,885
Diluted	39,433,842	40,353,565	40,261,159	39,279,849	39,183,495	39,279,813	38,966,697	39,360,968
Assets
Cash, restricted cash and cash equivalents	$17,562	$16,093	$11,432	$12,116	$10,827	$6,328	$8,160	$6,387
Due from securitization trust	—	—	—	—	62,081	98,384	133,551	122,223
Auto loans held for sale	239,323	162,585	208,717	192,550	17,899	20,045	15,480	20,582
Retained interest in securitized assets	557,372	629,115	577,134	607,996	587,946	592,951	554,629	655,338
Other assets	51,058	47,583	45,188	47,618	48,930	47,468	46,981	48,514

Total assets	$865,315	$855,376	$842,471	$860,280	$727,683	$765,176	$758,801	$853,044

Liabilities & Equity
Amounts due under warehouse facilities	$—	$126,860	$137,287	$129,482	$—	$57,843	$53,962	$53,919
Amounts due under sale agreement	192,886	—	—	—	—	—	—	—
Senior notes	367,674	367,420	367,166	366,911	366,657	366,403	366,149	365,894
Subordinated notes	92,556	82,548	69,738	59,764	51,898	48,902	49,681	49,845
Capital lease obligations	2,774	2,704	2,820	3,167	3,384	3,735	4,366	4,982
Deferred income taxes	—	—	—	—	—	—	—	15,313
Accounts payable and accrued liabilities	37,341	26,253	37,390	25,330	36,935	25,718	39,368	20,437
Shareholders' equity	172,084	249,591	228,070	275,626	268,809	262,575	245,275	342,654

Total liabilities and equity	$865,315	$855,376	$842,471	$860,280	$727,683	$765,176	$758,801	$853,044

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    March 1, 1999, the Company dismissed Ernst & Young LLP ("Ernst & Young") as the Company's independent auditors effective immediately following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. The decision to dismiss Ernst & Young was approved by the Audit Committee of the Board of Directors of the Company.

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

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Each of the Company's directors serves until the next regular meeting of the shareholders, until a successor shall have been elected and shall qualify, or until such director shall resign or shall have been removed. The number of directors constituting the full Board of Directors is determined pursuant to Section 3.2 of the Company's Bylaws as amended to date. Those Bylaws empower the Board to set the number of directors permitted to serve on the Board of Directors within a range of no fewer than five and no more than eleven directors. Pursuant to resolutions of the Board, the Board of Directors currently consists of six directors. All executive officers of the Company hold office until they are removed or their successors are elected and qualified.

Information About Current Directors and Executive Officers

    The names of the Company's current directors and executive officers, their principal occupations, and certain other information set forth below is based upon information furnished to the Company by the respective directors and officers.

Director Name	Age	Principal Occupation	Director Since
Scott H. Anderson	42	Director and Vice Chairman of Credit and Collections and Chief Credit Officer of the Company	1995
Robert J. Cresci	56	Director of the Company and Managing Director of Pecks Management Partners Ltd., an investment management firm	1992
James L. Davis	55	Director of the Company and President of Davis and Associates, Inc., a manufacturers' representative of commercial lighting	1991
Richard A. Greenawalt	56	Director and Chief Executive Officer of the Company	1997
Warren Kantor	58	Director and Chairman of the Board of the Company, President and Chief Executive Officer of Society Hill Capital Corporation, a private investment company	1994
Robert A. Marshall	59	President and Chief Operating Officer of the Company	1997
Cortes E. DeRussy	60	Executive Vice President, Loan Origination of the Company	N/A
Duane E. White	44	Executive Vice President, Corporate Services of the Company	N/A
John A. Witham	48	Executive Vice President, Chief Financial Officer of the Company	N/A
Brian S. Anderson	45	Senior Vice President, Corporate Controller of the Company	N/A
James D. Atkinson III	51	Senior Vice President, Corporate Counsel and Secretary of the Company	N/A

    Additional information concerning each director and executive officer is set forth below.

    Scott H. Anderson was appointed Vice Chairman of Credit and Collections and Chief Credit Officer in February 1998. Mr. Anderson had previously served as the Company's Vice Chairman, Credit Administration and Operations from December 1995 and as Executive Vice President and the Company's Chief Credit Officer from April 1991. From 1987 until joining the Company, he served as Vice President, Division Manager of Loan Administration for Marquette Bank Minneapolis, N.A. Prior thereto he served as a Regional Vice President for First Bank System, Inc.

    Robert J. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves as a director of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Quest Education Corporation, Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., JFax.Com, Inc., E-Stamp Corporation and several private companies.

    James L. Davis was elected as Director and appointed as the Chairman of the Compensation Committee in 1991. He has been President of Davis and Associates, Inc., a manufacturers' representative of commercial lighting, since 1969.

    Richard A. Greenawalt was appointed a Director and elected President and Chief Executive Officer of the Company on January 27, 1997 and commenced employment with the Company on January 29, 1997. Effective February 1, 1999, Mr. Greenawalt resigned as President in conjunction with the appointment of Mr. Marshall as President and Chief Operating Officer. Prior to joining the Company, Mr. Greenawalt served as President, Chief Operating Officer and a Director of Advanta Corp. from November 1987 through January 1997. Prior to joining Advanta Corp., Mr. Greenawalt served as President of Transamerica Financial Corp. from May 1986 through November 1987. From 1971 to 1986, Mr. Greenawalt held senior positions with Citicorp, including Chairman and Chief Executive Officer of Citicorp Person-to-Person and President and Chief Executive Officer of Citicorp Retail Services.

    Warren Kantor was appointed Chairman of the Board of Directors in December 1996 and has served as a Director of the Company since December 1994. From August 1996 until January 1997, Mr. Kantor served as the Chairman of the Executive Committee of the Company's Board of Directors and as the Company's Acting Chief Executive Officer. Mr. Kantor is the President and Chief Executive Officer of Society Hill Capital Corporation, a private investment company. He was a director of Advanta Corp., a consumer finance firm, from April 1986 to December 1996 and served as Advanta Corp.'s Vice Chairman from November 1993 through September 1994 and as Executive Vice President and Chief Financial Officer from April 1986 through November 1993. Prior to his employment with Advanta Corp., Mr. Kantor was employed by Arthur Andersen & Co. and in charge of the Financial Services Division of its Philadelphia office.

    Robert A. Marshall has served as a Director of the Company since 1997. He was appointed President and Chief Operating Officer of the Company on January 27, 1999 and commenced employment with the Company on February 1, 1999. Prior to joining the Company Mr. Marshall acted as an independent consultant to the financial services industry. In 1997, he retired as President of the Credit Card Division at Advanta Corp. where he was employed for over nine years. Before joining Advanta Corp., Mr. Marshall served as Chief Operating Officer of a subsidiary of Scudder, Stevens & Clark, an investment management firm based in New York. Mr. Marshall also spent 14 years at Citicorp. His last assignment with Citicorp was Senior Vice President of Citicorp Retail Services, Inc. Prior to his being employed at Citicorp, Mr. Marshall was a Vice President for Bankers Trust and also spent 5 years with Avon Products.

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

    In connection with the issuance of certain Senior Subordinated Notes due June 1, 1999 and of certain Senior Subordinated Warrants in 1992, the Company, certain principal shareholders of the Company and the purchasers of the securities sold entered into a Coinvestors' Agreement, dated June 24, 1992 (the "Coinvestors' Agreement"), which was amended in May 1995. Under the Coinvestors' Agreement, for so long as the initial investors in the Senior Subordinated Notes and the Senior Subordinated Warrants own at least 25% of the Senior Subordinated Warrants or the shares of Common Stock issuable upon exercise of the Senior Subordinated Warrants, the Company and the principal shareholders party to the Coinvestors' Agreement will take all action within their respective powers to elect one individual designated by such investors, subject to the reasonable approval of the Company. Mr. Cresci is the designee provided for under the Coinvestors' Agreement.

The Board of Directors and its Committees

    The Board of Directors held thirteen meetings during the fiscal year ended December 31, 1999 ("fiscal 1999"). Each of the incumbent directors who was a director during fiscal 1999 attended at least 75% of the meetings of the Board and of each committee of the Board of Directors of which he was a member held while he was a member during the year.

    In fiscal 1999, the Board of Directors had two committees: the Audit and the Compensation Committees. Through January 27, 1999, the members of the Audit Committee were Robert Cresci and Robert A. Marshall. On January 27, 1999, Robert A. Marshall resigned from the Audit Committee. On April 12, 1999, the Board elected James L. Davis to fill the vacancy on the Audit Committee created by Mr. Marshall's resignation. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policies and procedures. The Audit Committee held six meetings during fiscal 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Exchange Act to furnish the Company with copies of all Sections 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1999, all filings required of its officers, directors and greater than 10% beneficial owners were timely made.

Item 11.  EXECUTIVE COMPENSATION

Compensation of Directors in Fiscal 1999

    In fiscal 1999, the Company paid each non-employee director ("Outside Director") $1,000 for each meeting of the Board of Directors attended by the Outside Director. Each Outside Director who served as chairman of the Audit or Compensation Committees of the Board of Directors earned $5,000 annually in respect of such service on each such committee. Outside Directors who served on the Audit or Compensation Committees of the Board of Directors received $1,000 for each meeting of each such committee attended. Commencing January 2000, the cash compensation paid to each Outside Director was changed to $3,000 per month and payments of the Committee chairperson and meeting fees was discontinued.

    In January 1999, the Board of Directors amended the Company's 1992 Director Stock Option Plan, effective 1999, to permit the Board of Directors to set each year, the number of shares of options granted annually to each Outside Director, up to an aggregate maximum amount of 250,000 per Outside Director over the life of such plan. On January 20, 1999 each Outside Director received an option to purchase 37,500 shares at an exercise price of $4.00 per share (the fair market value of the shares as of the date of the grant). No options have been granted to Outside Directors under the Company's 1992 Director Stock Option Plan since that date.

Compensation Committee Interlocks and Insider Participation

    During fiscal 1999 the members of the Compensation Committee were Robert J. Cresci and James L. Davis. The Compensation Committee makes recommendations to the Board of Directors as to general levels of compensation for all associates of the Company, including the annual salary of each of the executive officers of the Company, grants options to associates under the Company's 1990 Stock Option Plan, makes awards under the 1994-1997 Restricted Stock Election Plan and the 1998-2000 Restricted Stock Election Plan, and reviews and approves compensation and benefit plans of the Company. The Compensation Committee held one meeting during fiscal 1999.

    No member of the Compensation Committee of the Board of Directors was an officer, former officer or employee of the Company or its subsidiaries during fiscal 1999. No executive officer of the Company served as a member of the Compensation Committee or Board of Directors of another entity, one of whose executive officers served on the Company's Compensation Committee or Board of Directors during fiscal 1999.

    The following table discloses compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers whose total annual salary exceeded $100,000 for the fiscal year ended December 31, 1999.

Summary Compensation Table

	Annual Compensation(1)				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($) (2)(3)	Restricted Stock Awards($) (4)(5)(6)(7)	Securities Underlying Options(#)
Richard A. Greenawalt Chief Executive Officer	1999 1998 1997	$100,000 100,000 92,232	(8)	$60,000 42,000 0	$0 136,413 1,164,232	400,000 200,000 1,200,000
Scott H. Anderson Vice Chairman, Credit and Collections	1999 1998 1997	$341,000 341,000 341,000		$27,280 19,096 0	$0 52,295 0	75,000 75,000 0
John A. Witham Executive Vice President and Chief Financial Officer	1999 1998 1997	$275,000 275,000 275,000		$22,000 17,600 0	$0 54,104 0	75,000 75,000 0
Duane E. White Executive Vice President, Corporate Services	1999 1998 1997	$250,000 250,000 166,667	(9)	$30,000 20,000 0	$0 17,496 361,404	75,000 75,000 100,000
Robert A. Marshall President and Chief Operating Officer	1999	$137,500	(10)	$42,000	$266,168	200,000

(1)
As permitted by the Securities and Exchange Commission's rules regarding disclosure of executive compensation in proxy statements, this table excludes perquisites and other personal benefits for the named executive officer if the total cost thereof did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for each of those years.

(2)
On January 20, 1999, the Company's Compensation Committee approved bonuses to be paid in 1999 in relation to fiscal 1998. Such bonuses to the named executive officers were comprised of cash, as set forth in the summary compensation table, and accelerated vesting of restricted shares previously issued to those executives pursuant to the 1994-1997 Stock Election Plan and the 1998-2000 Stock Election Plan. The restricted shares received by each named executive officer were as follows: Richard A. Greenawalt, 25,377 shares; Scott H. Anderson, 11,538 shares; John A. Witham, 10,634 shares; Duane E. White, 12,084 shares and Robert A. Marshall, 0 shares. The issuances of such restricted stock awards have been previously reported in the Table in the year of issuance. The named executive officers recognized income upon the accelerated vesting of such restricted shares based upon the closing market price of the Company's Common Stock on the date of the accelerated vesting ($4.00).

(3)
On January 26, 2000, the Company's Compensation Committee approved bonuses to be paid in 2000 in relation to fiscal 1999. Such bonuses to the named executive officers were comprised of cash, as set forth in the summary compensation table, and accelerated vesting of restricted shares previously issued to those executives pursuant to the 1998-2000 Restricted Stock Election Plan. The restricted shares received by each named executive officer were as follows: Richard A. Greenawalt, 36,254 shares; Scott H. Anderson, 16,484 shares; John A. Witham, 13,294 shares; Duane E. White, 12,085 shares; and Robert A. Marshall 30,000 shares. The named executive officers recognized income upon the accelerated vesting of such restricted shares based upon the closing market price of the Company's Common Stock on the date of the accelerated vesting ($4.625). In connection with the Board's approval of the Merger Agreement, the Board including the Committee members approved a supplemental incentive bonus program. Pursuant to this program certain employees of the Company are eligible, subject to specific conditions, to receive supplemental incentive bonuses sixty days after the date of the closing of the Merger. The executive officers named in the Summary Compensation Table are eligible for the following respective supplemental bonuses: Richard A. Greenawalt, $250,000; Scott H. Anderson, $136,400; John A. Witham, $110,000; Duane E. White, $100,000; and Robert A. Marshall, $200,000.

(4)
1998 and 1999 restricted stock awards granted to Richard A. Greenawalt, Robert A. Marshall, Scott H. Anderson, John A. Witham and Duane E. White were made pursuant to the 1998-2000 Stock Election Plan (the "1998-2000 Stock Election Plan") adopted by the Board of Directors effective December 20, 1995. Awards granted under the 1998-2000 Stock Election Plan vest over the period from the date of grant to December 31, 2002, subject to accelerated vesting during that period based upon a participant's achievement of annual target performance goals. Performance goals are determined annually by the Compensation Committee. The percentage of the target performance goal that is met in any given year determines what percentage of the shares eligible for accelerated vesting will vest in that year. (See "Compensation Committee Report on Executive Compensation.") Any dividends declared on the Company's Common Stock will be paid on all shares of restricted stock granted under the 1998-2000 Stock Election Plan.

(5)
In 1998, a total of 75,671 additional shares of restricted stock were granted under the 1998-2000 Stock Election Plan to five of the executives named in the table in the respective numbers indicated: Richard A. Greenawalt, 39,655 shares; Scott H. Anderson, 15,202 shares; John A. Witham, 15,728 shares and Duane E. White, 5,086 shares. The numbers of shares listed represent the restricted shares granted to the recipient in fiscal 1998 in excess of the restricted shares held by the recipient on December 31, 1997. Those numbers do not include the restricted shares granted to the recipient in fiscal 1998 upon surrender and cancellation by the recipient of restricted shares held by the recipient on December 31, 1997. The grants were made on two separate occasions. The first grant was made January 28, 1998 and the second grant was made December 14, 1998. On each such grant date, each named executive officer forfeited and surrendered for cancellation all shares of restricted stock then owned by the executive in return for the grant to the executive of a greater number of restricted shares. The value of the awards shown is based upon the closing market price of the Company's Common Stock on the date of the second surrender, cancellation and grant ($3.44) times the number of restricted shares granted to the recipient because all of the shares then held by the named executive officers were regranted on such date.

(6)
On February 1, 1999, Robert A. Marshall received a restricted stock grant of 57,600 shares. The value of Mr. Marshall's award is based upon the closing market price of the Company's Common Stock on such date ($4.63).

(7)
As of December 31, 1999, the number and fair market value, based on the closing market price of the Company's Common Stock of $4.44 on December 31, 1999, of the aggregate restricted stock holdings granted to the named executive officers during the periods reported were: Richard A. Greenawalt, 117,949 shares and $523,694; Robert A. Marshall, 57,600 shares and $255,744; Scott H. Anderson, 15,202 shares and $67,497; John A. Witham, 15,728 shares and $69,832 and Duane E. White, 43,111 shares and $191,413.

(8)
Mr. Greenawalt's employment commenced January 29, 1997.

(9)
Mr. White's employment commenced May 1, 1997.

(10)
Mr. Marshall's employment commenced February 1, 1999.

Option Grants In Fiscal 1999

    The following table provides information with respect to the option grants made to the named executive officers during fiscal 1999 and the potential realizable value of such options at the indicated annual assumed appreciation rates.

		% of Total Options Granted to Associates in Fiscal Year(2)
	Number of Securities Underlying Options Granted(1)				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term(3)
Name			Exercise Price Per Share ($/Sh)	Expiration Date
					5%	10%
Richard A. Greenawalt	400,000	28%	$4.00	1/20/09	$1,006,231	$2,549,998
Robert A. Marshall	200,000	14%	4.00	1/20/09	503,116	1,274,994
Scott H. Anderson	75,000	5.3%	4.00	1/20/09	188,668	478,123
John A. Witham	75,000	5.3%	4.00	1/20/09	188,668	478,123
Duane E. White	75,000	5.3%	4.00	1/20/09	188,668	478,123

(1)
The exercise price of all options granted is equal to the market value of the Company's Common Stock on the date of grant. Options awarded to Mr. Greenawalt, Mr. Marshall, Mr. Anderson, Mr. Witham and Mr. White vest on January 20, 2000, 2001 and 2002 (one-third of the total shares on each date). All options expire 10 years from the date of grant.

(2)
The total number of options granted to employees by the Company in 1999 was 1,426,550. Each such option granted in 1999 terminates on the tenth anniversary of the grant date thereof.

(3)
The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5 percent and 10 percent appreciation rates set by the Securities and Exchange Commission, compounded annually. Such amounts are not intended to forecast possible future appreciation, if any, of the Company's stock price. Additionally, these values do not take into consideration the provisions of the options, if any, providing for nontransferability, vesting over the period set forth in each such option or termination of the options following termination of employment. Nor do they take into consideration that as of the effective date of the closing of the Merger with Associates, the then outstanding and unexercised Company stock options will become vested and exercisable immediately prior to the effective time of the Merger, regardless of whether the stock options are then currently exercisable, except that there will be no cashless exercises of stock options with an exercise price per share exceeding $4.90. At the effective time of the Merger, each of the stock options will be canceled by the Company. In consideration for the cancellation of each of the stock options, the holder will be entitled to receive (a) an amount in cash equal to the product of the number of shares of Common Stock subject to the stock option; and the excess, if any, of $4.90 over the exercise price per share of Common Stock subject to the stock option, less any applicable withholding taxes; and (b) one residual value obligation (as described in the Merger Agreement) for each share of Common Stock subject to the stock option. If the exercise price per share of Common Stock subject to the stock options exceeds $4.90, a holder will not receive any residual value obligations in consideration for the cancellation of the stock options. As of the date of this report it is anticipated that such closing will occur in April 2000.

Aggregated Option Exercises In Fiscal 1999 and Fiscal 1999 Year-End Option Values

    The following table provides information with respect to the named executive officers' stock option exercises during fiscal 1999 and the value of such officers' unexercised options on December 31, 1999.

			Number of Securities Underlying Unexercised Options at Fiscal Year-end(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(2)
	Shares Acquired on Exercise(#)
Name		Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Greenawalt	—	—	866,667	933,333	—	175,000
Robert A. Marshall	—	—	38,950	200,000	—	87,500
Scott H. Anderson	—	—	242,001	125,000	31,987	32,813
John A. Witham	—	—	171,000	125,000	—	32,813
Duane E. White	—	—	91,667	158,333	—	32,813

(1)
Value realized is calculated based on the difference between the option exercise price and the closing market price of the Company's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2)
Value of unexercised in-the-money options is calculated based on the difference between the option exercise price and the closing price of the Company's Common Stock at fiscal year-end, multiplied by the number of shares underlying the options. The closing price of the Company's Common Stock as reported by the New York Stock Exchange on December 31, 1999 was $4.44. These values do not take into consideration the accelerated vesting of options that may occur in connection with the closing of the Merger with Associates. See Note 3 to Option Grants in Fiscal 1999.

Employment Agreements and Related Agreements

    On January 27, 1998, the Company entered into an employment agreement with Richard A. Greenawalt, for his employment as Chief Executive Officer and President. Such agreement replaced the agreement entered into with Mr. Greenawalt on January 6, 1997 and is effective until terminated pursuant to its terms. Mr. Greenawalt's base salary is reviewed at least annually. Mr. Greenawalt currently receives an annual base salary of $100,000.

    On January 28, 1998, the Company entered into an employment agreement with Scott H. Anderson for his employment as Vice Chairman of Credit and Collections and Chief Credit Officer. Such agreement replaced the agreement entered into with Mr. Anderson on November 7, 1996 and is effective until terminated pursuant to its terms. Mr. Anderson's base salary is reviewed at least annually. Mr. Anderson currently receives an annual base salary of $341,000.

    On January 28, 1998, the Company entered into an employment agreement with John A. Witham for his employment as Executive Vice President and Chief Financial Officer. Such agreement replaced the agreement entered into with Mr. Witham on November 7, 1996 and is effective until terminated pursuant to its terms. Mr. Witham's base salary is reviewed at least annually. Mr. Witham currently receives a base salary of $275,000 per year.

    On January 31, 1998, the Company entered into an employment agreement with Duane E. White for his employment as the Executive Vice President of Corporate Services. Such agreement replaced the agreement entered into with Mr. White on May 1, 1997 and is effective until terminated pursuant to its terms. Mr. White's base salary is reviewed at least annually. Mr. White currently receives a base salary of $250,000 per year.

    On January 20, 1999, the Company entered into an employment agreement with Robert A. Marshall for his employment as President and Chief Operating Officer. Mr. Marshall's base salary is reviewed at least annually. Mr. Marshall currently receives a base salary of $150,000 per year.

    The employment agreements with each of Mr. Greenawalt, Mr. Anderson, Mr. Witham, Mr. White and Mr. Marshall provide that, upon termination by the Company of such executive's employment without Cause (as defined therein), each such executive will be entitled to receive a lump sum equal to two times the sum of (a) his base salary, (b) his Annual Bonus, (c) an award equal to the average annual amount paid to him during the two years preceding the termination for certain perquisites and (d) the present value of certain additional benefits. The option agreements evidencing options granted to such executives provide that, upon a Change of Control of the Company (as defined in the option agreement), any then unvested options will vest. The terms of the 1994-1997 Stock Election Plan and the 1998-2000 Stock Election Plan provide that, in the event of a Change of Control (as defined in each such Plan), any then unvested shares of restricted stock granted to such executives will vest. The terms of the Split Dollar Insurance Agreements with Mr. Anderson and Mr. Witham provide that, in the event such executive's employment is terminated within the period commencing six months prior to the date of a Change of Control (as defined in such agreement) of the Company and ending eighteen months after the date thereof, the Company will be obligated to fund such executive's split dollar life insurance policy for a period of up to ten years thereafter.

ARCADIA FINANCIAL LTD.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Role and Composition of Compensation Committee

    The principal responsibility of the Compensation Committee (the "Committee") of the Board of Directors with respect to executive compensation is to ensure that the Company's compensation program is aligned with and supports the Company's business objectives. The Committee evaluates the overall design and administration of the compensation program in order to fulfill its responsibilities. The Committee is comprised entirely of outside directors in order to enhance its objectivity and independence.

    Specifically, the Committee is responsible for:

  •
  Establishing an executive compensation philosophy

  •
  Reviewing competitive compensation and performance data

  •
  Establishing executive compensation plans and pay levels consistent with the competitive data and the compensation strategy

  •
  Overseeing the administration of the executive compensation program

Compensation Philosophy and Principles

    The Committee believes that an effective executive total compensation program should have the following objectives:

  •
  In order to be able to attract and retain the highly qualified executive team needed to create shareholder value and grow the profitability of the Company, total compensation opportunities should be established at or above competitive levels.

  •
  In order to provide high levels of motivation, the total compensation opportunities should have a mix of performance-based compensation opportunities relative to base salary and should be equal to or greater than the competitive norms.

  •
  In order to closely link the interests of shareholders and executives and to have actual awards earned by executives closely linked to share price, the performance-based compensation should be substantially denominated in shares or stock options for the executive officers.

    The Committee has established the following compensation design principles that support these objectives:

  •
  In order to ensure the Company's ability to attract and retain executive talent, total compensation opportunities will reflect competitive levels of compensation when compared to the compensation levels of executives of financial industry companies against which the Company competes for executive talent given the Company's relative financial performance.

  •
  The peer companies will be selected based upon two criteria: (1) they compete with the Company or are in financial services businesses with similar characteristics and (2) they are in a reasonable size range relative to the Company on measures such as revenues, market capitalization and assets under management.

  •
  The Committee may periodically use the services of an independent compensation consultant to monitor the Company's pay practices and performance relative to the peer group.

  •
  Executives' base salaries will not exceed a competitive salary range based on market medians.

  •
  Incentives earned for achieving annual financial goals—typically EPS—will be awarded principally in shares of the Company's stock.

  •
  Stock options will be used to further leverage the total reward opportunities linked to increases in share price.

Total Executive Compensation Program Overview

    The executive compensation program consists of three elements:

  •
  Base salaries. These are set at or below a competitive range. Salary increases for executives are based on a combination of Company and individual performance.

  •
  TARSAP/Stock Election Plans. For the executive officers these grants of restricted stock constitute the majority of any annual bonus awarded to the officer. The timing of the vesting of the shares is impacted in part by the Company's performance on annual financial goals as well as the executive's achievement of his or her individual goals. This approach offers a higher risk/reward profile and more substantially links the financial interests of the executive officers and shareholders than a solely cash-based annual incentive plan.

  •
  Cash bonuses. Commencing in 1998 and continuing in 1999 and 2000, executive officers are eligible to receive cash bonuses. The amount of such cash bonuses is dependent upon the position held by the executive and ranges from 20% to 30% of the total bonus, which the executive is eligible to receive for the year. The executive's receipt thereof is dependent upon the Company's performance on annual financial goals as well as the executive's achievement of his or her individual goals.

  •
  Stock Options. Grants of stock options provide additional incentive for executive officers and other recipients to increase shareholder value over the long-term.

TARSAP/Stock Election Plan

    As described above, grants of restricted stock constitute the majority of annual bonuses awarded to executive officers who participate in the Company's Stock Election Plans, which are also known as Time Accelerated Restricted Stock Plans (TARSAP). These Stock Election Plans accelerate the vesting of restricted stock grants based on achievement of annual performance objectives.

    The Committee has the authority to select executive officers and other key management personnel to participate in the Stock Election Plans. These Plans provide for annual vesting of restricted stock grants based upon the Company's performance relative to annually established performance objectives and the participant's achievement of individual performance objectives. Each participant receives a portion of his or her bonus in the form of accelerated vesting of restricted stock previously granted under the Stock Election Plans and the remaining balance of the bonus in the form of cash.

    Grants have been made under two Stock Election Plans, the 1994 Plan, and the 1998-2000 Plan. Each Stock Election Plan's restricted stock grant is initially associated with a three-year performance period (3.5 years for the 1994 Plan). The initial 1994 Plan grants were made in July 1994. These grants vest no later than at the end of 10 years from the date of grant. Vesting of all of the restricted shares granted under the 1994 Plan has occurred. The initial 1998-2000 Plan grants were made in December 1995. These grants vest no later than December 31, 2002. Pursuant to the terms of the 1998-2000 Plan the vesting of then unvested restricted shares will be accelerated as of the date of the merger (the "Merger") of the Company with AFCC NEWCO, Inc., a wholly owned subsidiary of Associates First Capital Corporation, pursuant to an Agreement and Plan of Merger dated as of November 12, 1999 (the "Merger Agreement"). A special meeting of the shareholders of the Company is scheduled for March 31, 2000 to vote upon the Merger and, if the Merger is approved by the shareholders, it is anticipated as of the date of this report that the Merger will be closed in April of 2000.

    For each year in the performance periods, the amount of bonus earned by the participant is used to determine the number of shares subject to accelerated vesting in that year which will vest as to the year. An average of approximately one hundred percent of the restricted shares allocated to executive officers for fiscal 1999 under the 1998 Restricted Stock Plan vested in 1999 based on the individual participant's performance and the Company's performance.

    The value received by an executive from these grants depends on the Company's earnings performance and the market price of the Company's Common Stock. In addition, executive salary levels when grants were made under the Stock Election Plans significantly influenced the initial grant amounts. Because executives' salaries may increase after the grant date and throughout the performance periods, the value of the Company's Common Stock also needs to increase for the awards to deliver their intended targeted value relative to base salary.

    The Stock Election Plans evidence the Committee's belief that executive compensation should be comprised of both cash and equity-based programs which award performance based upon Company-specific goals, measured by the earnings performance of the Company. The Committee also believes that the Stock Election Plans provide for ownership and retention of the Company's Common Stock by key executive officers. Finally, because the value of the awards to executive officers is dependent upon the value of the Company's Common Stock, the desired direct relationship between officer compensation and enhancement of shareholder value is achieved.

    The Company established its annually oriented incentive compensation plan in this way because it strongly links the executives to the value of the stock while establishing a fixed expense which is based on the value of the shares on the grant (or regrant) date. The Committee believes that this is a more effective way to provide an annual incentive in a growth oriented company than a traditional cash-based plan.

Supplemental Bonus Plan

    In connection with the Board's approval of the Merger Agreement, the Board including the Committee members approved a supplemental incentive bonus program. Pursuant to this program certain employees of the Company are eligible, subject to specific conditions, to receive supplemental incentive bonuses sixty days after the date of the closing of the Merger. The executive officers named in the Summary Compensation Table are eligible for the following respective supplemental bonuses: Richard A. Greenawalt, $250,000; Scott H. Anderson, $136,400; John A. Witham, $110,000; Duane E. White, $100,000; and Robert A. Marshall, $200,000.

Stock Options

    The Committee believes that long-term incentives should be related to improvement in long-term shareholder value creation. To further this objective, the Company awards stock options to its executive officers and other key personnel. Stock options encourage and reward effective management that results in long-term corporate success, as measured by stock price appreciation. Stock options have value for the executive officers only if the price of the Company's stock appreciates from the date the stock options are granted. The Company's 1990 Stock Option Plan and 1999 Omnibus Stock Plan permit the granting of both incentive stock options and non-qualified stock options. Stock option awards are consistent with the Company's objective to include in total compensation a long-term equity interest for executive officers, with greater opportunity for reward if long-term performance is sustained. To encourage a long-term perspective, options are typically exercisable over a multiple year period and grants are made at an option price equal to the fair market value of the Company's Common Stock on the date of grant.

    In determining individual executive officer grant levels, the Committee considers competitive practices, the desired relationship between long-term incentives and other compensation elements, and each executive officer's level of responsibility. Options for 825,000 shares were issued to executive officers in 1999. Such options are non-qualified options issued with an exercise price equal to fair market value on the date of grant. Such options are subject to vesting in approximately equal amounts on the next three anniversaries of the grant dates. However, pursuant to the terms of the 1990 Stock Option Plan and the stock option agreements evidencing the grants, the vesting of those options (as well as all other then unvested options) will be accelerated in the event the Merger is consummated. No options have been granted to executive officers in 2000 in accordance with the provisions of the Merger Agreement.

    As of the effective date of the closing of the Merger the then outstanding and unexercised Company stock options will become vested and exercisable immediately prior to the effective time of the Merger, regardless of whether the stock options are then currently exercisable, except that there will be no cashless exercises of stock options with an exercise price per share exceeding $4.90. At the effective time of the Merger, each of the stock options will be canceled by the Company. In consideration for the cancellation of each of the stock options, the holder will be entitled to receive (a) an amount in cash equal to the product of the number of shares of common stock subject to the stock option; and the excess, if any, of $4.90 over the exercise price per share of common stock subject to the stock option, less any applicable withholding taxes; and (b) one residual value obligation (as described in the Merger Agreement) for each share of common stock subject to the stock option. If the exercise price per share of Common Stock subject to the stock options exceeds $4.90, a holder will not receive any residual value obligations in consideration for the cancellation of the stock options. As of the date of this report it is anticipated that such closing will occur in April 2000.

Compensation of Chief Executive Officer

    Mr. Greenawalt's compensation program is more highly leveraged on a pay-for-performance basis than the programs of the other executive officers. Mr. Greenawalt's base salary rate in 1999 was $100,000, which the Committee believes to be significantly below the competitive norms for the position.

    Mr. Greenawalt received restricted shares under the Stock Election Plans at a level commensurate with a competitive annual bonus amount for his position. One hundred percent of Mr. Greenawalt's restricted shares eligible for accelerated vesting for 1999 under the 1998-2000 Plan vested based on the Company's 1999 performance relative to the earnings and other goals established by the Committee. Mr. Greenawalt also received a cash bonus of $60,000 attributable to fiscal 1999 performance. Such bonus was paid in February 2000.

    During fiscal 1999, Mr. Greenawalt received 400,000 stock options with an exercise price of $4.00 per share. Subject to accelerated vesting in the event the Merger is consummated, such options vest 133,333 on each of January 20, 2000 and January 20, 2001, and 133,334 on January 20, 2002. The options terminate on January 20, 2009. The size of the grant reflects both the Committee's assessments of competitive norms as well as additional compensation in lieu of a competitive base salary.

Corporate Tax Deduction on Compensation in Excess of $1 Million a Year

    Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to any of the Company's Chief Executive Officer and four other most highly compensated executive officers. The Committee believes in the pay for performance philosophy of Section 162(m) and will make an effort to qualify compensation as performance based whenever possible. However, the Committee believes that payment of compensation that is not deductible under Section 162(m) may sometimes be in the best interests of the Company, and the Committee and the Board of Directors have accordingly approved such arrangements in certain circumstances.

James L. Davis Robert J. Cresci
Members of the Compensation Committee

COMPANY STOCK PERFORMANCE

    The graph below compares the cumulative total shareholder return, assuming reinvestment of dividends, on $100 invested on December 31, 1994, ($5.88 per share), through December 31, 1999 with the cumulative total return for the same time period on the same amount invested in (i) the S&P 500 Index and (ii) the New York Stock Exchange Financial Index.

[GRAPH]

	Arcadia Financial LTD	S&P 500	NYSE Financial
Dec-94	100.00	100.00	100.00
Dec-95	276.60	134.11	140.07
Dec-96	242.55	161.29	179.35
Dec-97	126.60	211.30	253.30
Dec-98	60.64	267.65	266.30
Dec-99	75.53	319.91	263.85

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding ownership of the Company's Common Stock as of February 28, 2000, by (i) each person known to the Company to own beneficially more than 5% of its outstanding shares of Common Stock; (ii) each director of the Company; (iii) each officer named in the Summary Compensation Table (see Item 11 on Executive Compensation of this Form 10-K); and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. In addition, unless otherwise indicated, the address of each person named below is the address of the Company.

Name of Beneficial Owner	Number of Shares	Percentage Owned
Crabbe Huson Group, Inc.(1) 121 S.W. Morrison, Suite 1400 Portland, OR 97204	4,110,243	10.42%
Dimensional Fund Advisors, Inc.(2) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,213,400	5.74%
Warren Kantor(3)(4)	1,304,722	3.24%
Robert J. Cresci(4)(5)	944,612	2.39%
James L. Davis(4)(6)	961,919	2.43%
Richard A. Greenawalt(7)	2,046,116	5.00%
Scott H. Anderson(8)	421,681	1.06*
John A. Witham(9)	300,093	*
Robert A. Marshall(10)	253,717	*
Duane E. White(11)	256,355	*
All Directors and Executive Officers as a group (11 persons)	6,992,506	16.13%

    * Less than one percent.

(1)
Based on Schedule 13G as of February 2, 2000.

(2)
Based on Schedule 13G as of February 11, 2000.

(3)
Includes 760,160 shares which Mr. Kantor has the right to acquire within 60 days pursuant to various option grants under a letter agreement dated August 26, 1996 with the Company and under Consulting Agreements with the Company; 100,000 shares owned by the Warren Kantor Profit Sharing Trust and 27,500 shares owned by the Kantor Financial Fund (10,000 shares) and Southhill Partners (17,500 shares) and 5,130 shares purchasable upon exercise of a warrant held by Mr. Kantor's spouse.

(4)
Includes shares which each non-employee director has the right to acquire within 60 days pursuant to grants under the 1992 Director Stock Option Plan ("DSOP"). Vested options under the DSOP are as follows: Warren Kantor (109,150 shares); Robert J. Cresci (145,225 shares); and James L. Davis (123,400 shares).

(5)
Includes shares of Common Stock that are held by Pecks Management Partners Ltd., an investment advisory firm of which Mr. Cresci is a managing director. Pecks Management Partners Ltd. holds such shares on behalf of the Delaware State Employee Pension fund (559,570 shares); Zeneca Holdings, Inc. (108,381 shares); and ICI American Holdings, Inc. (131,436 shares).

(6)
Includes 192,857 shares owned by Davis & Associates Inc. Profit Sharing plan in which Mr. Davis is a principal participant, 11,000 shares held in trust for the benefit of his minor children and a parent and 15,000 shares owned by Mr. Davis' spouse. Mr. Davis disclaims beneficial ownership of shares held by his spouse or in trust for his children and parent.

(7)
Includes a total of 1,466,667 shares which Mr. Greenawalt has the right to acquire within 60 days upon exercise of stock options and 47,130 shares granted, but not yet vested, under the 1998-2000 Stock Election Plan. It also includes 20,000 shares owned by Mr. Greenawalt's spouse's Individual Retirement Account, 65,000 shares owned by the Albert Trust, a charitable trust created by Mr. Greenawalt and his spouse, 97,000 shares held in trust for the benefit of Mr. Greenawalt's minor children and 139,130 shares owned by the Richard A. Greenawalt Grantor Retained Interest Trust.

(8)
Includes a total of 292,001 shares which Mr. Anderson has the right to acquire within 60 days upon exercise of stock options, and 21,428 shares granted, but not yet vested, under the 1998-2000 Stock Election Plan.

(9)
Includes a total of 221,000 shares which Mr. Witham has the right to acquire within 60 days upon exercise of stock options, and 15,951 shares granted, but not yet vested, under the 1998-2000 Stock Election Plan.

(10)
Includes a total of 27,600 shares granted, but not yet vested, under the 1998-2000 Stock Election Plan, 38,950 shares which Mr. Marshall has the right to acquire within 60 days upon exercise of stock options granted pursuant to the 1992 Director Stock Option Plan and 66,667 shares which Mr. Marshall has the right to acquire within 60 days upon exercise of stock options granted pursuant to the 1990 Stock Option Plan.

(11)
Includes a total of 141,666 shares which Mr. White has the right to acquire within 60 days upon exercise of stock options and 12,085 shares granted, but not yet vested, under the 1998-2000 Stock Election Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements with Warren Kantor

    On January 28, 1998, the Board of Directors of the Company agreed to retain Mr. Kantor to act as a consultant for the Company during 1998. The terms of such retention are set forth in a Consulting Agreement dated January 28, 1998 (the "1998 Consulting Agreement"). Pursuant to the 1998 Consulting Agreement, Mr. Kantor agreed to provide 150 hours of consulting services. In exchange for such services, Mr. Kantor received a grant of a non-statutory option (the "1998 Option") to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of those shares on the date of the grant ($6.00). Such option vested as of December 31, 1998, the last day of the one year term of the 1998 Consulting Agreement.

    On January 20, 1999, the Board of Directors of the Company agreed to retain Mr. Kantor to act as a consultant for the Company during 1999. The terms of such retention are set forth in a Consulting Agreement dated January 20, 1999 (the "1999 Consulting Agreement"). Pursuant to the 1999 Consulting Agreement, Mr. Kantor agreed to provide an unlimited number of hours of consulting services. In exchange for such services, Mr. Kantor received a grant of a non-statutory option (the "1999 Option") to purchase 125,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of those shares on the date of the grant ($4.00). Such option vested December 31, 1999, the last day of the one-year term of the 1999 Consulting Agreement. The 1998 Consulting Agreement and the 1999 Consulting Agreement together are hereunder sometimes referred to as the "Consulting Agreements."

    Pursuant to the Consulting Agreements Mr. Kantor renders consulting services, at the request of the Company, in the following areas, among others: long range planning, tax strategies, treasury operations, internal audit, asset liability strategies, asset-backed securitization development and planning, corporate development, investor and SEC relations, financing strategies, reserves and asset planning, and such other related areas of business as the Chief Executive Officer of the Company may request from time to time. The Consulting Agreements contain provisions covering termination, non-disclosure of proprietary information and non-competition customary in consulting agreements of this nature. Mr. Kantor receives no cash compensation for services rendered pursuant to the Consulting Agreements.

Loans to Officers

    Pursuant to a program approved by the Board of Directors on April 28, 1997, the Company may lend monies to employees who incur margin calls related to draws on margin accounts established to enable employees to borrow money to pay income taxes on income recognized as a result of the vesting of 1994-1997 Restricted Stock Election Plan and 1998-2000 Restricted Stock Election Plan grants. A total of $1,000,000 was made available for loans under the program. Each of the following executive officers received a loan in excess of $60,000 under the program in fiscal 1998: John A. Witham ($147,500.00), Scott H. Anderson ($124,150.26),) and Brian S. Anderson ($61,599.84). Interest on the loans accrues at the annual rate of five and one half percent (5.5%). Interest on the loans will be forgiven by the Company but is included in the employee's reportable taxable compensation from the Company. The principal on the loans is repayable on the first to occur of the following events: (a) sale by the employee of any of the shares of the Company's Common Stock held by the employee in an account at Prudential Securities Incorporated to the extent of the net proceeds of the sale realized by the employee; (b) the termination of the employee's employment by Arcadia for any reason; or (c) December 31, 2000. The principal balances of such loans outstanding on February 28, 2000 were as follows: John A. Witham ($147,500.00), Scott H. Anderson ($124,150.26), and Brian S. Anderson ($61,599.84).

PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as a part of this report.

(1)
Financial Statements of Arcadia Financial Ltd.:

    Report of Independent Auditors

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

    Financial statement schedules have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

(3)
Exhibits

2.1	Agreement and Plan of Merger, dated as of November 12, 1999, by and among the Registrant, Associates First Capital Corporation ("Associates") and AFCC Newco, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998).
3.2	Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed November 7, 1996).
4.2	Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between Arcadia Financial Ltd. and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
4.3	Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Right Agreement, dated as of November 1, 1996 between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 30, 1998 and filed October 8, 1998).
4.4	Amendment No. 3 to the Rights Agreement, dated as of November 12, 1999, by and between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
4.5	First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Unsecured Extendible Notes and Fixed-Term Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form S-1, File No. 33-81512).
4.6	Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Registrant, Norwest Bank Minnesota, National Association, as Resigning Trustee, and Marine Midland Bank, as Successor Trust, relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, File No. 333-60531).
4.7	First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13, 1998, between the Registrant and Marine Midland Bank, as Trustee relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, File No. 333-60531).
4.8	Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4.9	First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4.10	Indenture dated as of March 12, 1997, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.11	First Supplemental Indenture, dated as of March 12, 1997 between the Registrant and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.12	Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.13	Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.14	Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997) .
4.15	Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.16	Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, including Form of Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 8, 1997 and filed October 15, 1997).
10.1	Amendment Agreement No. 1 dated as of June 9, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among Arcadia Receivables Financial Corp. III ("ARFC III"), the Registrant, DLJM and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Amendment Agreement No. 2 dated as of July 17, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among ARFC III, the Registrant, DLJM and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.3	Trust Agreement dated as of July 21, 1998 between ARFC and Wilmington Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.4	Amended and Restated Receivables Purchase Agreement and Assignment dated as of July 21, 1998 between ARFC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.5	Amended and Restated Sale and Servicing Agreement dated as of July 21, 1998 by and among Arcadia Automobile Receivables Warehouse Trust ("AARWT"), ARCC, ARFC, the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.6	Amended and Restated Security Agreement dated as of July 21, 1998 by and among the Registrant, ARFC, ARCC, AARWT, FSA, Bank of America National Trust and Savings Association and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.7	US $400,000,000 Floating Rate Variable Funding, FSA Insured Automobile Receivables-Backed Amended and Restated Note Purchase Agreement dated as of July 21, 1998 by and among AARWT, the Registrant, RCC, Bank of America National Trust and Savings Association, DFC, and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998) .
10.8	Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among FSA, the Registrant, ARFC and AARWT (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.9	Receivables Financing Agreement dated as of September 24, 1998 among Arcadia Receivables Finance Corp. IV ("ARFC IV"), as Borrower, the Registrant, as Servicer and Custodian, the Lenders Parties thereto, Credit Suisse First Boston, New York Branch, as Agent, and Norwest Bank Minnesota, National Association, as Backup Servicer and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.10	Receivables Purchase Agreement and Assignment dated as of September 24, 1998 between ARFC IV, as Purchaser, and the Registrant, as Seller (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.11	Receivables Transfer Agreement dated as of October 16, 1998, by and among Arcadia Receivables Finance Corp V ("ARFC V"), as Seller, the Registrant, as Servicer, Park Avenue Receivables Corporation, as Purchaser, and The Chase Manhattan Bank, as Funding Agent (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.12	Receivables Purchase Agreement dated as of October 16, 1998, by and between ARFC V, as Buyer, and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.13	Amendment No. 1, dated as of July 13, 1999, to Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 21, 1998, between ARFC, as purchaser, and the Registrant, as seller (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	First Amendment, dated as of July 13, 1999, to the Amended and Restated Note Purchase Agreement, dated as of July 21, 1998, among AARWT, the Registrant, Receivables Capital Corporation, Bank of America National Trust and Savings Association, Delaware Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) .
10.15	Amendment No. 1, dated as of July 13, 1999, to Amended and Restated Sale and Servicing Agreement, dated as of July 21, 1998, among AARWT, ARFC, the Registrant, and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.16	Amendment, dated as of July 13, 1999, to Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 21, 1998, among FSA, AAWRT, ARFC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.17	Amendment No. 2, dated as of October 7, 1999, to Receivables Transfer Agreement, dated as of October 16, 1998, by and among ARFC V, the Registrant, Park Avenue Receivables Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.18	Letter, dated September 2, 1999, amending the Receivables Financing Agreement dated as of September 24, 1998 among ARFC IV, the Registrant, the Lenders Parties thereto, Credit Suisse First Boston, New York Branch, and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.19	Amendment No. 2, dated November 4, 1999, to Amended and Restated Sale and Servicing Agreement, dated as July 21 1998, between AARWT, ARFC, The Registrant, and Norwest Bank Minnesota, National Association (filed herewith).
10.20	Second Amendment, dated November 4, 1999, to the Amended and Restated Note Purchase Agreement dated as of July 21, 1998, among AARWT, the Registrant, Receivables Capital Corporation, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), Delaware Funding Corporation and Morgan Guaranty Trust company of New York (filed herewith).
10.21	Indenture Supplement, dated as of November 4, 1999, to Amended and Restated Indenture for the Arcadia Automobile Receivables Warehouse Trust, dated as of July 21, 1998, as amended as of July 13, 1999, among Arcadia Automobile Receivables Warehouse Trust, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), Delaware Funding Corporation and Morgan Guaranty Trust company of New York (filed herewith).
10.22	Insurance and Indemnity Agreement, dated as of September 23, 1994, among FSA, Olympic Automobile Receivables Trust, 1994-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.23	Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA, ORFC and the Registrant with respect to Olympic Automobile Receivables Trust 1995-A (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.24	Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.25	Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.26	Amendment No. 1, dated as of June 15, 1995, to Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.27	Insurance and Indemnity Agreement, dated as of September 21, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.28	Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-E, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.29	Amendment No. 2, dated as of December 6, 1995, to Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.30	Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
10.31	Amendment, dated as of May 31, 1996, to Series 1996-A Insurance and Indemnity Agreement, Series 1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement and Series 1995-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.32	Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.33	Insurance and Indemnity Agreement, dated as of September 12, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.34	Amendment, dated as of September 12, 1996, to Series 1996-B Insurance and Indemnity Agreement, Series 1996-A Insurance and Indemnity Agreement, Series 1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.35	Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.58 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.36	Insurance and Indemnity Agreement, dated as of March 20, 1997, among the Registrant, FSA, Olympic Automobile Receivables Trust, 1997-A, Olympic First GP Inc., Olympic Second GP Inc., and ORFC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.37	Insurance and Indemnity Agreement, dated as of June 19, 1997, among the Registrant, FSA, Arcadia Automobile Receivables Trust, 1997-B and ARFC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.38	Insurance and Indemnity Agreement, dated as of September 18, 1997, among Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated October 1, 1997 and filed October 1, 1997).
10.39	Insurance and Indemnity Agreement, dated as of December 16, 1997, among Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-D, ARFC and the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.40	Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and Indemnity Agreement, the Series 1997-B Insurance and Indemnity Agreement, the Series 1997-A Insurance and Indemnity Agreement, the Series 1996-D Insurance and Indemnity Agreement, the Series 1996-C Insurance and Indemnity Agreement, the Series 1996-B Insurance and Indemnity Agreement, the Series 1996-A Insurance and Indemnity Agreement, the Series 1995-E Insurance and Indemnity Agreement, the Series 1995-D Insurance and Indemnity Agreement, the Series 1995-C Insurance and Indemnity Agreement, the Series 1995-B Insurance and Indemnity Agreement, the Series 1995-A Insurance and Indemnity Agreement, the Series 1994-B Insurance and Indemnity Agreement, the Series 1994-A Insurance and Indemnity Agreement, the Series 1993-D Insurance and Indemnity Agreement, the Series 1993-C Insurance and Indemnity Agreement, the Series 1993-B Insurance and Indemnity Agreement, the Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.41	Insurance and Indemnity Agreement, dated as of March 25, 1998, among FSA, Arcadia Receivables Trust 1998-A, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	Insurance and Indemnity Agreement, dated as of June 23, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-B, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.43	Insurance and Indemnity Agreement, dated as of September 22, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.44	Insurance and Indemnity Agreement, dated as of November 19, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-D, ARFC and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.45	Insurance and Indemnity Agreement, dated as of December 22, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-E, ARFC and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46	Insurance and Indemnity Agreement, dated as of March 17, 1999, among Financial Security Assurance, Inc., Arcadia Automobile Receivables Trust, 1999-A, Arcadia Receivables Finance Corp. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.47	Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, and Insurance and Indemnity dated as of February 9, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.48	Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 17, 1999, Insurance and Indemnity Agreement dated as of December 22, 1998, Insurance and Indemnity Agreement dated as of September 22, 1998, Insurance and Indemnity Agreement dated as of June 23, 1998, Insurance and Indemnity Agreement dated as of March 25, 1998, Insurance and Indemnity Agreement dated as of December 16, 1997, Insurance and Indemnity Agreement dated as of September 18, 1997, Insurance and Indemnity Agreement dated as of June 19, 1997, Insurance and Indemnity Agreement dated as of March 20, 1997, Insurance and Indemnity Agreement dated as of December 12, 1996, Insurance and Indemnity Agreement dated as of September 12, 1996, Insurance and Indemnity Agreement dated as of June 14, 1996, Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, Insurance and Indemnity Agreement dated as of February 9, 1995, Insurance and Indemnity Agreement dated as of September 23, 1994, and Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 26 21, 1998 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.49	Insurance and Indemnity Agreement, dated as of June 17, 1999, among Financial Security Assurance Inc. ("FSA"), Arcadia Automobile Receivables Trust, 1999-B, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.50	Series 1994-B Supplement, dated as of September 23, 1994, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.51	Insurance and Indemnity Agreement, dated as of September 22, 1999, among FSA, Arcadia Automobile Receivables Trust 1999-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.52	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.126 to Registrant's Registration Statement on Form S-4, File No. 33-81588).
10.53	Series 1995-A Supplement, dated as of February 9, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.54	Series 1995-B Supplement, dated as of March 15, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.55	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.56	Series 1995-C Supplement, dated as of June 15, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.57	Amendment, dated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.58	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.59	Series 1995-D Supplement, dated as of September 21, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.60	Amendment, dated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.61	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.62	Amendment, dated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.63	Series 1995-E Supplement, dated as of December 6, 1995 to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.64	Series 1996-A Supplement, dated as of March 14, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
10.65	Amendment, dated as of May 31, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.66	Series 1996-B Supplement, dated as of June 14, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.67	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.68	Series 1996-C Series Supplement, dated as of September 12, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.69	Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1996-B Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-C Supplement and Series 1993-B Supplement to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.70	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.71	Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.72	Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement and Series 1993-C Supplement and the Series 1993-B Supplement (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.73	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997 among the Company, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.74	Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.75	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997 among the Company, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.76	Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.77	Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
10.78	Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.79	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.80	Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, to the Series 1997-C Supplement, Series 1997-B Supplement, Series 1997-A Supplement, Series 1996-D Supplement, Series 1996-C Supplement, Series 1996-B Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-C Supplement, and Series 1993-B Supplement to the Spread Account Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.81	Series 1998-A Supplement, dated as of March 25, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.82	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 23, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.83	Series 1998-B Supplement, dated as of June 23, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of June 23, 1998, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.84	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.85	Warehouse Series Supplement dated as of December 3, 1996 as amended and restated as of July 21, 1998 to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.86	Series 1998-C Supplement, dated as of September 22, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.87	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.100 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.88	Series 1998-D Supplement, dated as of November 19, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.101 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.89	Series 1998-E Supplement, dated as of December 22, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.102 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.90	Agreement, dated May 12, 1998, between the Registrant and FSA relating to Spread Account Recourse Reduction Amounts for Olympic Automobile Receivables Trust, 1996-D; Olympic Automobile Receivables Trust, 1997-A; and Arcadia Automobile Receivables Trust, 1997-B (incorporated by reference to Exhibit 10.103 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.91	Agreement, dated October 15, 1998, between the Registrant and FSA relating to Spread Account Recourse Reduction Amounts for Arcadia Automobile Receivables Trust, 1997-C; Arcadia Automobile Receivables Trust, 1997-D; and Arcadia Automobile Receivables Trust, 1998-A (incorporated by reference to Exhibit 10.104 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.92	Series 1999-A Supplement, dated as of March 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19,1998, among the Company, Arcadia Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.93	Amendment, dated as of June 1, 1999, among the Registrant, ARFC, FSA and Norwest Bank, Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.94	Series 1999-B Supplement, dated as of June 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.95	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.96	Series 1999-C Supplement, dated as of September 22, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.97	Continuous Asset Purchase and Sale Agreement, dated as of November 12, 1999, by and between the Company and Associates (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
10.98	Consulting Agreement, dated as of January 28, 1998, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.106 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.99	Consulting Agreement, dated as of January 20, 1999, by and between the Company and Warren Kantor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.100	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and Richard A. Greenawalt (incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.101	Employment Agreement dated as of January 20, 1999, by and between the Company and Robert A. Marshall (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.102	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.103	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.112 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.104	Employment Retention Agreement, dated as of January 31, 1998, between the Registrant and Duane E. White (incorporated by reference to Exhibit 10.114 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.105	Form of Identification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
10.106	Arcadia Financial Ltd. 1990 Stock Option Plan (as amended) (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.107	Arcadia Financial Ltd. 1990 Stock Option Plan as amended November 17, 1999 (filed herewith).
10.108	Arcadia Financial Ltd. 1992 Director stock option Plan as amended November 17, 1999 (filed herewith).
10.109	1992 Director Stock Option Plan, (as amended January 27, 1999) (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999) .
10.110	Arcadia Financial Ltd. 1999 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.111	Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.112	Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.113	Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.114	Non-Statutory Stock Option Agreement, dated August 26, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.115	Non-Statutory Stock Option Agreement, dated December 18, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.116	Non-Statutory Stock Option Agreement, dated January 1, 1997, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.117	Non-Statutory Stock Option Agreement, dated January 28, 1998, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file no. 333-63023).
10.118	Non-statutory Stock Option Agreement, dated January 20, 1999, by and between the Company and Warren Kantor (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.119	Arcadia Financial Ltd. Employee Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit 10.130 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) .
10.120	1994-1997 Restricted Stock Election Plan (incorporated by reference to Exhibit 10.41 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.121	Amendments to 1994-1997 Restricted Stock Election Plan effective January 29, 1998 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.122	1998-2000 Restricted Stock Election Plan, as amended through December 31, 1996 (incorporated by reference to Exhibit 10.102 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.123	Amendments to the 1998-2000 Restricted Stock Election Plan effective as of January 29, 1998 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.124	Amendments to 1998-2000 Restricted Stock Election Plan effective November 24, 1998 (incorporated by reference to Exhibit 10.135 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.125	Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1998).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith).
27.1	Financial Data Schedule (filed herewith).
99.1	Cautionary Statement (filed herewith).

(a)
On November 16, 1999, the Registrant filed a Current Report on Form 8-K, dated November 12, 1999, reporting the execution of an Agreement and Plan of Merger with Associates First Capital Corporation, a Delaware Corporation, and AFCC Newco, Inc., a Minnesota corporation.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA FINANCIAL LTD.
DATE: March 17, 2000	By:	/s/ RICHARD A. GREENAWALT Richard A. Greenawalt Chief Executive Officer

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

Signatures

/s/ RICHARD A. GREENAWALT Richard A. Greenawalt	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2000
/s/ ROBERT A. MARSHALL Robert A. Marshall	President, Chief Operating Officer and Director	March 17, 2000
/s/ JOHN A. WITHAM John A. Witham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2000
/s/ BRIAN S. ANDERSON Brian S. Anderson	Senior Vice President, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 17, 2000

/s/ WARREN KANTOR Warren Kantor	Chairman of the Board and Director	March 17, 2000
/s/ SCOTT H. ANDERSON Scott H. Anderson	Director	March 17, 2000
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 17, 2000
/s/ JAMES L. DAVIS James L. Davis	Director	March 17, 2000

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of November 12, 1999, by and among the Registrant, Associates First Capital Corporation ("Associates") and AFCC Newco, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
3.1	Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998).
3.2	Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement dated as of November 1, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed November 7, 1996).
4.2	Amendment No. 1 to Rights Agreement, dated January 16, 1998, to Rights Agreement, dated as of November 1, 1996 between Arcadia Financial Ltd. and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 8, 1998 and filed January 20, 1998).
4.3	Amendment No. 2 to Rights Agreement, dated October 5, 1998, to Right Agreement, dated as of November 1, 1996 between the Registrant and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 30, 1998 and filed October 8, 1998).
4.4	Amendment No. 3 to the Rights Agreement, dated as of November 12, 1999, by and between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
4.5	First Amendment and Restatement, dated as of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Unsecured Extendible Notes and Fixed-Term Notes, including forms of Notes (incorporated by reference to Exhibit No. 4.8.1 to Post-Effective Amendment No. 2 on Form S-3 to Registrant's Registration Statement on Form S-1, File No. 33-81512) .
4.6	Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Registrant, Norwest Bank Minnesota, National Association, as Resigning Trustee, and Marine Midland Bank, as Successor Trust, relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, File No. 333-60531).
4.7	First Supplemental Indenture dated as of August 13, 1998, to Indenture dated as of July 1, 1994 as amended and restated by that First Amendment and Restatement dated as of April 28, 1995 and as further amended by that Instrument of Resignation, Appointment and Acceptance dated as of August 13, 1998, between the Registrant and Marine Midland Bank, as Trustee relating to the Registrant's Unsecured Extendible Notes and Fixed Term Notes (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, File No. 333- 60531).
4.8	Indenture dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4.9	First Supplemental Indenture, dated as of March 15, 1996, to Indenture, dated as of March 15, 1996, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, relating to the Registrant's Subordinated Notes, Series 1996-A due 2001 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4.10	Indenture dated as of March 12, 1997, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.11	First Supplemental Indenture, dated as of March 12, 1997 between the Registrant and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.12	Warrant Agreement, dated as of March 12, 1997 by and between the Registrant and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.13	Form of Unit (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.14	Form of 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.15	Form of Initial Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated March 12, 1997 and filed March 18, 1997).
4.16	Second Supplemental Indenture, dated as of October 8, 1997, to Indenture, dated as of March 12, 1997, between the Registrant and Norwest Bank Minnesota, National Association, as Trustee, including Form of Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 8, 1997 and filed October 15, 1997).
10.1	Amendment Agreement No. 1 dated as of June 9, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among Arcadia Receivables Financial Corp. III ("ARFC III"), the Registrant, DLJM and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.2	Amendment Agreement No. 2 dated as of July 17, 1998 to the Receivables Funding and Servicing Agreement dated as of October 17, 1997 among ARFC III, the Registrant, DLJM and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.3	Trust Agreement dated as of July 21, 1998 between ARFC and Wilmington Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.4	Amended and Restated Receivables Purchase Agreement and Assignment dated as of July 21, 1998 between ARFC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.5	Amended and Restated Sale and Servicing Agreement dated as of July 21, 1998 by and among Arcadia Automobile Receivables Warehouse Trust ("AARWT"), ARCC, ARFC, the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998) .
10.6	Amended and Restated Security Agreement dated as of July 21, 1998 by and among the Registrant, ARFC, ARCC, AARWT, FSA, Bank of America National Trust and Savings Association and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.7	US $400,000,000 Floating Rate Variable Funding, FSA Insured Automobile Receivables-Backed Amended and Restated Note Purchase Agreement dated as of July 21, 1998 by and among AARWT, the Registrant, RCC, Bank of America National Trust and Savings Association, DFC, and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.8	Insurance and Indemnity Agreement dated as of December 3, 1996 amended and restated as of July 21, 1998 by and among FSA, the Registrant, ARFC and AARWT (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.9	Receivables Financing Agreement dated as of September 24, 1998 among Arcadia Receivables Finance Corp. IV ("ARFC IV"), as Borrower, the Registrant, as Servicer and Custodian, the Lenders Parties thereto, Credit Suisse First Boston, New York Branch, as Agent, and Norwest Bank Minnesota, National Association, as Backup Servicer and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.10	Receivables Purchase Agreement and Assignment dated as of September 24, 1998 between ARFC IV, as Purchaser, and the Registrant, as Seller (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.11	Receivables Transfer Agreement dated as of October 16, 1998, by and among Arcadia Receivables Finance Corp V ("ARFC V"), as Seller, the Registrant, as Servicer, Park Avenue Receivables Corporation, as Purchaser, and The Chase Manhattan Bank, as Funding Agent (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.12	Receivables Purchase Agreement dated as of October 16, 1998, by and between ARFC V, as Buyer, and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.13	Amendment No. 1, dated as of July 13, 1999, to Amended and Restated Receivables Purchase Agreement and Assignment, dated as of July 21, 1998, between ARFC, as purchaser, and the Registrant, as seller (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	First Amendment, dated as of July 13, 1999, to the Amended and Restated Note Purchase Agreement, dated as of July 21, 1998, among AARWT, the Registrant, Receivables Capital Corporation, Bank of America National Trust and Savings Association, Delaware Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.15	Amendment No. 1, dated as of July 13, 1999, to Amended and Restated Sale and Servicing Agreement, dated as of July 21, 1998, among AARWT, ARFC, the Registrant, and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.16	Amendment, dated as of July 13, 1999, to Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 21, 1998, among FSA, AAWRT, ARFC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.17	Amendment No. 2, dated as of October 7, 1999, to Receivables Transfer Agreement, dated as of October 16, 1998, by and among ARFC V, the Registrant, Park Avenue Receivables Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.18	Letter, dated September 2, 1999, amending the Receivables Financing Agreement dated as of September 24, 1998 among ARFC IV, the Registrant, the Lenders Parties thereto, Credit Suisse First Boston, New York Branch, and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.19	Amendment No. 2, dated November 4, 1999, to Amended and Restated Sale and Servicing Agreement, dated as July 21 1998, between AARWT, ARFC, The Registrant, and Norwest Bank Minnesota, National Association (filed herewith) .
10.20	Second Amendment, dated November 4, 1999, to the Amended and Restated Note Purchase Agreement dated as of July 21, 1998, among AARWT, the Registrant, Receivables Capital Corporation, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), Delaware Funding Corporation and Morgan Guaranty Trust company of New York (filed herewith).
10.21	Indenture Supplement, dated as of November 4, 1999, to Amended and Restated Indenture for the Arcadia Automobile Receivables Warehouse Trust, dated as of July 21, 1998, as amended as of July 13, 1999, among Arcadia Automobile Receivables Warehouse Trust, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), Delaware Funding Corporation and Morgan Guaranty Trust company of New York (filed herewith).
10.22	Insurance and Indemnity Agreement, dated as of September 23, 1994, among FSA, Olympic Automobile Receivables Trust, 1994-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.23	Insurance and Indemnity Agreement, dated as of February 9, 1995, among FSA, ORFC and the Registrant with respect to Olympic Automobile Receivables Trust 1995-A (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.24	Insurance and Indemnity Agreement, dated as of March 15, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.25	Insurance and Indemnity Agreement, dated as of June 15, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.26	Amendment No. 1, dated as of June 15, 1995, to Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.27	Insurance and Indemnity Agreement, dated as of September 21, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.28	Insurance and Indemnity Agreement, dated as of December 6, 1995, among FSA, Olympic Automobile Receivables Trust, 1995-E, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.29	Amendment No. 2, dated as of December 6, 1995, to Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994- B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.30	Insurance and Indemnity Agreement, dated as of March 14, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-A, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
10.31	Amendment, dated as of May 31, 1996, to Series 1996-A Insurance and Indemnity Agreement, Series 1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement and Series 1995-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.32	Insurance and Indemnity Agreement, dated as of June 14, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-B, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.33	Insurance and Indemnity Agreement, dated as of September 12, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-C, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.34	Amendment, dated as of September 12, 1996, to Series 1996-B Insurance and Indemnity Agreement, Series 1996-A Insurance and Indemnity Agreement, Series 1995-E Insurance and Indemnity Agreement, Series 1995-D Insurance and Indemnity Agreement, Series 1995-C Insurance and Indemnity Agreement, Series 1995-B Insurance and Indemnity Agreement, Series 1995-A Insurance and Indemnity Agreement, Series 1994-B Insurance and Indemnity Agreement, Series 1994-A Insurance and Indemnity Agreement, Series 1993-D Insurance and Indemnity Agreement, Series 1993-C Insurance and Indemnity Agreement, Series 1993-B Insurance and Indemnity Agreement and Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.35	Insurance and Indemnity Agreement, dated as of December 12, 1996, among FSA, Olympic Automobile Receivables Trust, 1996-D, Olympic First GP Inc., Olympic Second GP Inc., ORFC and the Registrant (incorporated by reference to Exhibit 10.58 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.36	Insurance and Indemnity Agreement, dated as of March 20, 1997, among the Registrant, FSA, Olympic Automobile Receivables Trust, 1997-A, Olympic First GP Inc., Olympic Second GP Inc., and ORFC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.37	Insurance and Indemnity Agreement, dated as of June 19, 1997, among the Registrant, FSA, Arcadia Automobile Receivables Trust, 1997-B and ARFC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.38	Insurance and Indemnity Agreement, dated as of September 18, 1997, among Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated October 1, 1997 and filed October 1, 1997).
10.39	Insurance and Indemnity Agreement, dated as of December 16, 1997, among Financial Assurance Inc., Arcadia Automobile Receivables Trust, 1997-D, ARFC and the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.40	Amendment, dated as of December 16, 1997, to the Series 1997-C Insurance and Indemnity Agreement, the Series 1997-B Insurance and Indemnity Agreement, the Series 1997-A Insurance and Indemnity Agreement, the Series 1996-D Insurance and Indemnity Agreement, the Series 1996-C Insurance and Indemnity Agreement, the Series 1996-B Insurance and Indemnity Agreement, the Series 1996-A Insurance and Indemnity Agreement, the Series 1995-E Insurance and Indemnity Agreement, the Series 1995-D Insurance and Indemnity Agreement, the Series 1995-C Insurance and Indemnity Agreement, the Series 1995-B Insurance and Indemnity Agreement, the Series 1995-A Insurance and Indemnity Agreement, the Series 1994-B Insurance and Indemnity Agreement, the Series 1994-A Insurance and Indemnity Agreement, the Series 1993-D Insurance and Indemnity Agreement, the Series 1993-C Insurance and Indemnity Agreement, the Series 1993-B Insurance and Indemnity Agreement, the Series 1993-A Insurance and Indemnity Agreement (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.41	Insurance and Indemnity Agreement, dated as of March 25, 1998, among FSA, Arcadia Receivables Trust 1998-A, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	Insurance and Indemnity Agreement, dated as of June 23, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-B, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.43	Insurance and Indemnity Agreement, dated as of September 22, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.44	Insurance and Indemnity Agreement, dated as of November 19, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-D, ARFC and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.45	Insurance and Indemnity Agreement, dated as of December 22, 1998, among FSA, Arcadia Automobile Receivables Trust 1998-E, ARFC and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46	Insurance and Indemnity Agreement, dated as of March 17, 1999, among Financial Security Assurance, Inc., Arcadia Automobile Receivables Trust, 1999-A, Arcadia Receivables Finance Corp. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.47	Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, and Insurance and Indemnity dated as of February 9, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.48	Amendment, dated as of June 1, 1999, to Insurance and Indemnity Agreement dated as of March 17, 1999, Insurance and Indemnity Agreement dated as of December 22, 1998, Insurance and Indemnity Agreement dated as of September 22, 1998, Insurance and Indemnity Agreement dated as of June 23, 1998, Insurance and Indemnity Agreement dated as of March 25, 1998, Insurance and Indemnity Agreement dated as of December 16, 1997, Insurance and Indemnity Agreement dated as of September 18, 1997, Insurance and Indemnity Agreement dated as of June 19, 1997, Insurance and Indemnity Agreement dated as of March 20, 1997, Insurance and Indemnity Agreement dated as of December 12, 1996, Insurance and Indemnity Agreement dated as of September 12, 1996, Insurance and Indemnity Agreement dated as of June 14, 1996, Insurance and Indemnity Agreement dated as of March 14, 1996, Insurance and Indemnity Agreement dated as of December 6, 1995, Insurance and Indemnity Agreement dated as of September 21, 1995, Insurance and Indemnity Agreement dated as of June 15, 1995, Insurance and Indemnity Agreement dated as of March 15, 1995, Insurance and Indemnity Agreement dated as of February 9, 1995, Insurance and Indemnity Agreement dated as of September 23, 1994, and Insurance and Indemnity Agreement dated as of December 3, 1996, as amended and restated as of July 26 21, 1998 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.49	Insurance and Indemnity Agreement, dated as of June 17, 1999, among Financial Security Assurance Inc. ("FSA"), Arcadia Automobile Receivables Trust, 1999-B, Arcadia Receivables Finance Corp. ("ARFC") and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.50	Series 1994-B Supplement, dated as of September 23, 1994, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.51	Insurance and Indemnity Agreement, dated as of September 22, 1999, among FSA, Arcadia Automobile Receivables Trust 1999-C, ARFC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.52	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.126 to Registrant's Registration Statement on Form S-4, File No. 33-81588).
10.53	Series 1995-A Supplement, dated as of February 9, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.54	Series 1995-B Supplement, dated as of March 15, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of August 26, 1994, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.55	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.56	Series 1995-C Supplement, dated as of June 15, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.57	Amendment, dated as of June 15, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.58	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.59	Series 1995-D Supplement, dated as of September 21, 1995, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.60	Amendment, dated as of September 21, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.61	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.62	Amendment, dated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement, Series 1993-C Supplement and Series 1993-B Supplement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.63	Series 1995-E Supplement, dated as of December 6, 1995 to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.64	Series 1996-A Supplement, dated as of March 14, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
10.65	Amendment, dated as of May 31, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.66	Series 1996-B Supplement, dated as of June 14, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 6, 1995, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.67	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.68	Series 1996-C Series Supplement, dated as of September 12, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.69	Amendment, dated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1996-B Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-C Supplement and Series 1993-B Supplement to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of September 12, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.70	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.71	Series 1996-D Supplement, dated as of December 12, 1996, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of December 3, 1996, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.72	Amendment, dated as of January 14, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, to Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-D Supplement and Series 1993-C Supplement and the Series 1993-B Supplement (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.73	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997 among the Company, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.74	Series 1997-A Supplement, dated March 20, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of March 1, 1997, among the Registrant, ORFC, FSA and Norwest Bank Minnesota, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.75	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997 among the Company, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.76	Series 1997-B Supplement, dated June 19, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee, and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.77	Series 1997-C Supplement, dated as of September 18, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
10.78	Series 1997-D Supplement, dated as of December 16, 1997, to Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 1, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.79	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Registrant, ARFC, FSA, The Chase Manhattan Bank, as Trustee and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.80	Amendment, dated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, to the Series 1997-C Supplement, Series 1997-B Supplement, Series 1997-A Supplement, Series 1996-D Supplement, Series 1996-C Supplement, Series 1996-B Supplement, Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement, Series 1995-A Supplement, Series 1994-B Supplement, Series 1994-A Supplement, Series 1993-C Supplement, and Series 1993-B Supplement to the Spread Account Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.81	Series 1998-A Supplement, dated as of March 25, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of December 16, 1997, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.82	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of June 23, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.83	Series 1998-B Supplement, dated as of June 23, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of June 23, 1998, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.84	Spread Account Agreement, dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.85	Warehouse Series Supplement dated as of December 3, 1996 as amended and restated as of July 21, 1998 to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.86	Series 1998-C Supplement, dated as of September 22, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of July 21, 1998 among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.87	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.100 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.88	Series 1998-D Supplement, dated as of November 19, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.101 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.89	Series 1998-E Supplement, dated as of December 22, 1998, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.102 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.90	Agreement, dated May 12, 1998, between the Registrant and FSA relating to Spread Account Recourse Reduction Amounts for Olympic Automobile Receivables Trust, 1996-D; Olympic Automobile Receivables Trust, 1997-A; and Arcadia Automobile Receivables Trust, 1997-B (incorporated by reference to Exhibit 10.103 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.91	Agreement, dated October 15, 1998, between the Registrant and FSA relating to Spread Account Recourse Reduction Amounts for Arcadia Automobile Receivables Trust, 1997-C; Arcadia Automobile Receivables Trust, 1997-D; and Arcadia Automobile Receivables Trust, 1998-A (incorporated by reference to Exhibit 10.104 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.92	Series 1999-A Supplement, dated as of March 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19,1998, among the Company, Arcadia Receivables Finance Corp., Financial Security Assurance Inc. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.93	Amendment, dated as of June 1, 1999, among the Registrant, ARFC, FSA and Norwest Bank, Minnesota, National Association, as Collateral Agent, to Series 1996-A Supplement, Series 1995-E Supplement, Series 1995-D Supplement, Series 1995-C Supplement, Series 1995-B Supplement and Series 1995-A Supplement to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of November 19, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.94	Series 1999-B Supplement, dated as of June 17, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.95	Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, by and among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.96	Series 1999-C Supplement, dated as of September 22, 1999, to Spread Account Agreement dated as of March 25, 1993, as amended and restated as of September 22, 1999, among the Registrant, ARFC, FSA and Norwest Bank Minnesota, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.97	Continuous Asset Purchase and Sale Agreement, dated as of November 12, 1999, by and between the Company and Associates (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 12, 1999, filed November 16, 1999).
10.98	Consulting Agreement, dated as of January 28, 1998, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.106 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.99	Consulting Agreement, dated as of January 20, 1999, by and between the Company and Warren Kantor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.100	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and Richard A. Greenawalt (incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.101	Employment Agreement dated as of January 20, 1999, by and between the Company and Robert A. Marshall (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.102	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and Scott H. Anderson (incorporated by reference to Exhibit 10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.103	Employment Retention Agreement, dated as of January 27, 1998, between the Registrant and John A. Witham (incorporated by reference to Exhibit 10.112 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.104	Employment Retention Agreement, dated as of January 31, 1998, between the Registrant and Duane E. White (incorporated by reference to Exhibit 10.114 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.105	Form of Identification Agreement by and between the Registrant and certain of its officers and directors (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated October 1, 1997, filed October 1, 1997).
10.106	Arcadia Financial Ltd. 1990 Stock Option Plan (as amended) (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.107	Arcadia Financial Ltd. 1990 Stock Option Plan as amended November 17, 1999 (filed herewith).
10.108	Arcadia Financial Ltd. 1992 Director stock option Plan as amended November 17, 1999 (filed herewith).
10.109	1992 Director Stock Option Plan, (as amended January 27, 1999) (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.110	Arcadia Financial Ltd. 1999 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.111	Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.112	Non-Statutory Stock Option Agreement, dated December 19, 1994, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.37 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.113	Non-Statutory Stock Option Agreement, dated January 1, 1996, by and between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
10.114	Non-Statutory Stock Option Agreement, dated August 26, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.115	Non-Statutory Stock Option Agreement, dated December 18, 1996, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.116	Non-Statutory Stock Option Agreement, dated January 1, 1997, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10.117	Non-Statutory Stock Option Agreement, dated January 28, 1998, between the Registrant and Warren Kantor (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file no. 333-63023).
10.118	Non-statutory Stock Option Agreement, dated January 20, 1999, by and between the Company and Warren Kantor (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.119	Arcadia Financial Ltd. Employee Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit 10.130 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) .
10.120	1994-1997 Restricted Stock Election Plan (incorporated by reference to Exhibit 10.41 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
10.121	Amendments to 1994-1997 Restricted Stock Election Plan effective January 29, 1998 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.122	1998-2000 Restricted Stock Election Plan, as amended through December 31, 1996 (incorporated by reference to Exhibit 10.102 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996) .
10.123	Amendments to the 1998-2000 Restricted Stock Election Plan effective as of January 29, 1998 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.124	Amendments to 1998-2000 Restricted Stock Election Plan effective November 24, 1998 (incorporated by reference to Exhibit 10.135 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) .
10.125	Warrant to Purchase Common Stock, dated September 1, 1994, between the Registrant and Cede & Co. (incorporated by reference to Exhibit 10.48 to Registrant's Registration Statement on Form S-2, File No. 33-90108).
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1998).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith).
27.1	Financial Data Schedule (filed herewith).
99.1	Cautionary Statement (filed herewith).

QuickLinks

PART I.
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K