Form 10-Q
period 2000-03-31
ARCADIA FINANCIAL LTD
filed 2000-05-16
CIK 879674

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-20526

                            ------------------------

                             ARCADIA FINANCIAL LTD.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                     41-1664848
        (State or other jurisdiction              (I.R.S. Employer Identification Number)
      of incorporation or organization)

            7825 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MN 55439-2435
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (612) 942-9880

                            ------------------------

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The Registrant meets the conditions set forth in General Instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

    The number of shares of the Common Stock of the registrant outstanding as of April 30, 2000 was 39,504,342.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-Q INDEX


PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements...........................      3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     11

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     15
Item 5.  Other Information...........................................     16
Item 6.  Exhibits and Reports on Form 8-K............................     16
SIGNATURES...........................................................     19

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

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors include, among other things, the following: increased delinquency and loan loss rates; accounting charges; regulatory changes; interest rate fluctuations; difficulties or delays in the securitization of automobile loans; availability of adequate short- and long-term financing; general economic and business conditions; and other matters set forth under the caption "Cautionary Statements" in exhibit 99.1 to the Company's 1999 Annual Report on Form 10-K filed March 17, 2000.

                             ARCADIA FINANCIAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)    --------------   -----------------
                                             ASSETS

Cash and cash equivalents...................................    $    4,799        $   13,489
Restricted cash.............................................        20,796             4,073
Auto loans held for sale....................................       679,924           220,012
Auto loans held for investment..............................        18,793            21,143
Allowance for credit losses on loans held for investment....        (5,438)           (1,832)
Retained interest in securitized assets.....................       492,239           557,372
Furniture, fixtures and equipment...........................        15,036            16,366
Other assets................................................        35,057            34,692
                                                                ----------        ----------
  Total assets..............................................    $1,261,206        $  865,315
                                                                ==========        ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts due under warehouse facilities......................    $  132,834        $       --
Amounts due under sale agreement............................       528,671           192,886
Senior notes................................................       367,928           367,674
Subordinated notes..........................................       102,718            92,556
Capital lease obligations...................................         2,286             2,774
Interest payable............................................         4,884            15,102
Accounts payable and accrued liabilities....................        20,121            22,239
                                                                ----------        ----------
  Total liabilities.........................................     1,159,442           693,231

Commitments and contingencies

Shareholders' equity:
Capital stock, $.01 par value, 1000,000,000 shares
  authorized; Common stock 39,504,342 and 39,433,842 shares
  issued and outstanding, respectively......................           395               394
Additional paid-in capital..................................       326,994           326,471
Accumulated other comprehensive (loss) income...............       (12,790)           12,372
Accumulated deficit.........................................      (212,835)         (167,153)
                                                                ----------        ----------
  Total shareholders' equity................................       101,764           172,084
                                                                ----------        ----------
  Total liabilities and shareholders' equity................    $1,261,206        $  865,315
                                                                ==========        ==========

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)    -----------   -----------
REVENUES:
  Net interest margin.......................................  $    20,432   $    21,289
  Gain on sale of loans, net of impairments.................      (16,837)       25,971
  Loss on commitment to repurchase securitized assets.......      (10,341)           --
  Servicing fee income......................................       21,029        21,815
                                                              -----------   -----------
  Total revenues............................................       14,283        69,075
EXPENSES:
  Salaries and benefits.....................................       21,393        18,479
  General and administrative and other operating expenses...       24,281        25,279
                                                              -----------   -----------
    Total operating expenses................................       45,674        43,758
Interest Expense............................................       14,291        13,466
                                                              -----------   -----------
  Total expenses............................................       59,965        57,224
                                                              -----------   -----------
Operating (loss) income before income taxes and cumulative
  effect....................................................      (45,682)       11,851
Income tax expense..........................................           --            --
                                                              -----------   -----------
Operating (loss) income before cumulative effect............      (45,682)       11,851
Cumulative effect of change in accounting, net of taxes of
  $0........................................................           --        (3,976)
                                                              -----------   -----------
  Net (loss) income.........................................      (45,682)        7,875
OTHER COMPREHENSIVE LOSS:
  Net unrealized loss on retained interest in securitized
    assets..................................................      (25,162)       (1,488)
                                                              -----------   -----------
COMPREHENSIVE (LOSS) INCOME.................................  $   (70,844)  $     6,387
                                                              ===========   ===========
EARNINGS PER SHARE:
  Operating (loss) income per share before cumulative
    effect--basic...........................................  $     (1.16)  $      0.30
  Cumulative effect per share--basic........................           --         (0.10)
                                                              -----------   -----------
    Net (loss) income per share--basic......................  $     (1.16)  $      0.20
                                                              ===========   ===========
Operating (loss) income per share before cumulative
  effect--diluted...........................................        (1.16)         0.30
  Cumulative effect per share--dilutive.....................           --         (0.10)
                                                              -----------   -----------
    Net (loss) income per share--dilutive...................  $     (1.16)  $      0.20
                                                              ===========   ===========
Weighted average shares:
  Basic.....................................................   39,430,166    39,204,110
  Diluted...................................................   39,430,166    39,279,849

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
(DOLLARS IN THOUSANDS)                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (45,682)  $   7,875
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................      3,348       2,018
  Provision for credit losses...............................      4,483         900
  Gain (loss) on sale of furniture, fixtures and equipment           (8)         --
  (Increase) decrease in assets:............................
    Automobile loans held for sale and investment:
      Purchases of automobile loans.........................   (469,094)   (583,671)
      Sales of automobile loans.............................         --     463,262
      Repayments of automobile loans........................     10,655       6,939
    Restricted Cash.........................................    (16,723)     (5,469)
    Retained interest in securitized assets.................     39,971     (21,538)
    Prepaid expenses and other assets.......................       (879)        156
  Decrease in liabilities:
    Accounts payable an accrued liabilities.................    (12,336)    (11,605)
                                                              ---------   ---------
      Total cash used in operating activities...............   (486,265)   (141,133)
CASH FLOWS FORM INVESTING ACTIVITIES:
Proceeds from sales of furniture, fixtures, and equipment...         --       1,078
Purchase of furniture, fixtures and equipment...............     (1,103)     (1,713)
Collections on subordinated certificates....................        160         236
                                                              ---------   ---------
      Total cash used in investing activities...............       (943)       (399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock..................        225         221
Proceeds from borrowings under warehouse facilities.........    309,139     542,284
Repayment of borrowings under warehouse facilities..........   (176,305)   (412,802)
Proceeds from transfer of loans to Associates, net of
  payments received.........................................    335,785          --
Unsecured subordinated notes, net...........................     10,162       7,866
Reduction of capital lease obligations......................       (488)       (271)
                                                              ---------   ---------
      Total cash provided by financing activities...........    478,518     137,352
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................     (8,690)     (4,180)
Cash and cash equivalents at end of period..................     13,489       6,326
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   4,799   $   2,146
                                                              =========   =========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest................................................  $  24,663   $  25,659

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                           ACCUMULATED
(DOLLARS IN THOUSANDS, EXCEPT SHARE  NUMBER OF     COMMON    ADDITIONAL       OTHER
                                       COMMON       PAR       PAID IN     COMPREHENSIVE   ACCUMULATED
                                       SHARES      VALUE      CAPITAL     INCOME (LOSS)     DEFICIT      TOTAL
AMOUNTS)                             ----------   --------   ----------   -------------   -----------   --------
BALANCE, DECEMBER 31, 1999.........  39,433,842     $394      $326,471       $ 12,372      $(167,153)   $172,084
Exercise of options................      75,000        1           224             --             --         225
Cancellation of Common Stock:
  Benefit plans....................      (4,500)      --            --             --             --          --
Amortization of deferred
  compensation.....................          --       --           299             --             --         299
Unrealized loss on retained
  interests........................          --       --            --        (25,162)            --     (25,162)
Net loss...........................          --       --            --             --        (45,682)    (45,682)
                                     ----------     ----      --------       --------      ---------    --------
BALANCE, MARCH 31, 2000............  39,504,342     $395      $326,994       $(12,790)     $(212,835)   $101,764
                                     ==========     ====      ========       ========      =========    ========

           See notes to unaudited consolidated financial statements.

                             ARCADIA FINANCIAL LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 2000

1. SUBSEQUENT EVENTS

    MERGER WITH ASSOCIATES FIRST CAPITAL CORPORATION

    On April 3, 2000, the Company merged with AFCC Newco, Inc. ("Sub") a Minnesota Corporation and wholly owned subsidiary of Associates First Capital Corporation ("Associates"). As a result, the Company became a wholly owned subsidiary of Associates.

    Subsequent to the acquisition, it was announced that the Company's corporate headquarters office in Minneapolis, Minnesota and certain of the Company's regional buying centers would be closed and operations at its other locations would be consolidated. Immediately prior to the closing of the acquisition, Associates made a capital contribution of $100 million to its subsidiary that merged with the Company to ensure that the Company would be able to meet its working capital needs following closing of the acquisition. During April the Company has effected a clean-up call on six of its existing securitization transactions having an aggregate outstanding principal balance of approximately $160 million, terminated its two existing warehouse facilities having an aggregate borrowing capacity of approximately $350 million, issued notices of intent to redeem approximately $68 million of its unsecured subordinated notes and repurchased from Associates approximately $800 million aggregate principal amount of motor vehicle retail installment sales contracts purchased by Associates from the Company. On April 13, 2000, the Company commenced a tender offer to acquire both tranches of its 11.5% Senior Notes due 2007 for 101% of their principal amount plus accrued and unpaid interest to the date of purchase. This tender offer expired on May 11, 2000. On May 8, 2000, the Company commenced a second tender offer to purchase both tranches of its 11.5% Senior Notes due 2007 for a purchase determined by reference to specified U.S. Treasury notes and will expire on June 2, 2000, unless extended.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. These interim financial statements have been prepared on a historical cost basis and do not reflect any adjustments related to the acquisition by Associates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures present fairly the financial position of the Company and its subsidiaries for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's 1999 Annual Report on Form 10-K filed March 17, 2000.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made to the March 31, 1999 balances to conform to current period presentation.

    USE OF ESTIMATES. In conformity with generally accepted accounting principles, management utilizes assumptions and estimates that affect the reported value of retained interest in securitized assets and the gain on sale of automobile receivables. Such assumptions include, but are not limited to, estimates of loan prepayments, defaults, recovery rates, and present value discount. The Company uses a combination of its own historical experience, industry statistics and expectation of future performance to determine such

                             ARCADIA FINANCIAL LTD.

                      FOR THE QUARTER ENDED MARCH 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates. The Company's estimation process is evaluated on a regular basis and modified when deemed necessary. Modifications to the estimation process may result in changes in estimates utilized to determine the carrying value of retained interest in securitized assets. Actual results may differ from the Company's estimates due to numerous factors both within and beyond the control of Company management. Changes in these factors could require the Company to revise its assumptions concerning the amount of voluntary prepayments, the frequency and/or severity of defaults and the recovery rates associated with the disposition of repossessed vehicles. The range of assumptions, as well as actual performance, are reflective of the risk characteristics of the loans within specific securitization pools.

3. RETAINED INTEREST IN SECURITIZED ASSETS

    The following table sets forth the components of retained interest in securitized assets:

                                                          AT            AT
                                                      MARCH 31,    DECEMBER 31,
                                                         2000          1999
(DOLLARS IN THOUSANDS)                                ----------   ------------
Estimated cash flows on loans sold, net of estimated
  prepayments (1)...................................  $1,059,511    $1,173,652
Deferred servicing income...........................     (73,265)      (87,908)
Reserve for loan losses.............................    (323,555)     (366,316)
                                                      ----------    ----------
Undiscounted cash flows on loans sold...............     662,691       719,428
Discount to present value...........................    (170,452)     (162,056)
                                                      ----------    ----------
                                                      $  492,239    $  557,372
                                                      ==========    ==========
Reserve for loan losses as a percentage of
  securitized servicing portfolio...................        7.94%         7.95%
                                                      ----------    ----------

------------------------

(1) Includes restricted cash deposits in securitization spread accounts of $339.4 million and $338.1 million at March 31, 2000 and December 31, 1999, respectively.

    The following represents the roll-forward of the retained interest in securitized assets balance:

(DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1999..................................  $557,372
  Accretion of discount on estimated future cash flows......    19,960
  Spread account replenishment related to reinsurance
    contracts, administrative fees and other charges........    15,307
  Less:
  Changes in estimates of future cash flows.................   (52,261)
  Excess cash flows released to the Company (1).............   (48,139)
                                                              --------
BALANCE AT MARCH 31, 2000...................................  $492,239
                                                              ========

------------------------

(1) Pursuant to an arrangement between the Company and its provider of asset-backed securities insurance, if any insured securitization trust exceeds a specified portfolio performance test as defined

                             ARCADIA FINANCIAL LTD.

                      FOR THE QUARTER ENDED MARCH 31, 2000

3. RETAINED INTEREST IN SECURITIZED ASSETS (CONTINUED) within the trust agreement, the Company may, in lieu of retaining excess cash from that securitization trust in the related spread accounts, pledge an equivalent amount of cash, which has the effect of preventing the violation of the portfolio performance test. Under such arrangement, the Company had approximately $18.4 million pledged and deposited in restricted accounts at March 31, 2000. Such pledged amounts are included in restricted cash. Restrictions on the pledged amounts may be lifted if the portfolio performance for the related securitization trusts tests are met and maintained as defined in the arrangement, the violations are waived, or the loans within the securitization trust are repurchased by the Company at the end of the securitization term.

4. OTHER ASSETS

                                                       AT                AT
                                                 MARCH 31, 2000   DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)                           --------------   -----------------
Interest advances to securitization trusts.....     $ 5,885            $ 8,494
Deferred debt issuance costs...................       8,348              8,701
Investment in subordinated certificates........         848              1,008
Servicing fee receivable.......................       4,978              5,082
Prepaid expenses...............................       1,391              1,468
Other assets...................................      13,607              9,939
                                                    -------            -------
                                                    $35,057            $34,692
                                                    =======            =======

5. SUBORDINATED NOTES

                                                       AT                AT
                                                 MARCH 31, 2000   DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)                           --------------   -----------------
Senior subordinated notes, Series 1996-A.......     $ 30,000           $30,000
Junior subordinated notes......................       72,718            62,556
                                                    --------           -------
                                                    $102,718           $92,556
                                                    ========           =======

                             ARCADIA FINANCIAL LTD.

                      FOR THE QUARTER ENDED MARCH 31, 2000

6. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND                 2000          1999
PER SHARE AMOUNTS)                                   -----------   -----------
Numerator:
  (Loss) income from operations before cumulative
    effect.........................................  $   (45,682)  $    11,851
                                                     ===========   ===========
Denominator:
  Denominator for basic earnings per
    share--weighted average shares.................   39,430,166    39,204,110
  Dilutive effect of options and warrants (1)......           --        75,739
                                                     -----------   -----------
  Denominator for diluted earnings per
    share--adjusted weighted average shares........   39,430,166    39,279,849
                                                     ===========   ===========
Basic (loss) income per share from operations
  before cumulative effect.........................  $     (1.16)  $      0.30
                                                     ===========   ===========
Diluted (loss) income per share from operations
  before cumulative effect.........................  $     (1.16)  $      0.30
                                                     ===========   ===========

------------------------

(1) At March 31, 2000 and 1999, there were options and warrants outstanding to purchase an aggregate 6.3 million and 7.0 million common shares, respectively. All of these potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On April 3, 2000, the Company merged with AFCC Newco, Inc. ("Sub") a Minnesota Corporation and wholly owned subsidiary of Associates First Capital Corporation ("Associates"). As a result, the Company became a wholly owned subsidiary of Associates.

    The Company derives substantially all of its earnings from the purchase and servicing of consumer automobile loans originated in 45 states primarily by car dealers affiliated with major foreign and domestic manufacturers. Loans are purchased through 17 regional buying centers (or "hubs") located in 14 states, supplemented by a network of dealer development representatives ("DDRs") which develop and maintain relationships with car dealers operating within each "hub's" immediate market area or in surrounding market areas referred to as "spokes". Credit approval and loan processing are generally performed at the "hub" or at the Company's headquarters in Minneapolis, Minnesota. The Company acts as the servicer of all loans originated and securitized in return for a monthly servicing fee. To perform its servicing responsibilities, the Company operates a national customer service center in Minneapolis, Minnesota and four regional collection centers located in Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; and Minneapolis, Minnesota.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

    NET INTEREST MARGIN. The components of net interest margin for each of the three months ended March 31 were:

(DOLLARS IN THOUSANDS)                                          2000       1999
----------------------                                        --------   --------
Interest income on loans....................................  $ 4,525    $ 7,105
Interest income on short-term investments and other cash
  accounts..................................................      430      1,842
Recognition of present value discount on residual interest
  of securitized assets.....................................   19,960     13,242
Provision for credit losses on loans held for investment....   (4,483)      (900)
                                                              -------    -------
                                                              $20,432    $21,289
                                                              =======    =======

    Net interest margin for the three months ended March 31, 2000 decreased slightly, compared with the same period a year ago. The change in net interest margin is primarily due to an increase in the present value discount recognized, because of a higher discount rate used, offset by an increase in provision for credit losses on loans held for investment and a lower average daily balance of loans held for sale (excluding loans held under agreements to repurchase).

    The Company's loan purchasing volume for each of the three months ended March 31, are set forth in the table below.

(DOLLARS IN THOUSANDS)                                          2000       1999
----------------------                                        --------   --------
Total automobile loans purchased............................  $468,639   $582,468

    GAIN ON SALE OF LOANS. During the first three months ended March 31, 2000, gain on sale of loans reflected a $16.8 million loss compared to a $26.0 million gain for the same period in 1999. This decrease primarily reflects the discontinuation of securitizing loans with securitization trusts and recording the related gain. As of November 12, 1999, the date on which the Company signed its merger and purchase agreements with Associates, it began to exclusively sell/transfer loans to Associates. Also, during the first quarter of 2000, the Company recognized a $16.8 million permanent impairment adjustment to several of the Company's outstanding securitizations. These impairments were largely due to increases in the risk free rate of interest and defaults in excess of those previously anticipated. A permanent impairment adjustment to the carrying value of the Retained Interest is required if the present value (determined using a risk-free interest rate) of an individual Retained Interest is less than its carrying value. This determination is made on a disaggregated (pool by pool) basis. Permanent impairment adjustments are recorded as a component of Gain of Sale of Loans. The Company also recorded temporary impairments in the amount of $23.5 million in the first quarter of 2000. This entire amount is reflected in the Consolidated Statement of Shareholders' Equity as unrealized loss.

    LOSS ON COMMITMENT TO REPURCHASE SECURITIZED ASSETS. As of March 31, 2000, the Company made a commitment to repurchase the outstanding loans in six of its existing securitization transactions having an aggregate outstanding principal balance of approximately $159.6 million. The loss recognized during the first quarter was due to the present value of the expected cashflows from the loans being less than the outstanding principal balance of the loans.

    SERVICING FEE INCOME. Servicing fee income decreased slightly to $21.0 million for the three months ended March 31, 2000, compared to $21.8 million for the same period a year ago primarily due to a decrease in the Company's servicing portfolio as reflected in the table below.

    The Company earns contractual servicing fee income for servicing loans sold to securitization trusts in connection with securitizations and for loans sold/transferred to Associates (see Note 1 to the consolidated financial statements). Contractual servicing income is earned at rates ranging from 1% to 1.25% per annum on the outstanding principal balance of the loans. The Company's servicing fee approximates adequate compensation as defined by SFAS 125 and therefore, the Company has not recorded a servicing asset or liability at March 31, 2000. Other servicing income consists primarily of collection fees, such as late payment fees and insufficient fund charges, and document fee income earned by the Company as servicer of the loans securitized and loans held for sale or investment, excluding loans sold/transferred to Associates.

    The following table reflects the Company's servicing portfolio at March 31:

(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                          2000         1999
---------------------------------------                       ----------   ----------
Principal balance of automobile loans held for sale (1).....  $  662,997   $  171,801
Principal balance of automobile loans held for investment...      18,793       21,143
Principal balance of loans serviced under securitizations...   4,073,834    4,956,003
Principal balance of loans sold to Associates...............     274,988           --
                                                              ----------   ----------
Servicing portfolio.........................................  $5,030,612   $5,148,947
                                                              ==========   ==========
Average unpaid principal balance (actual dollars)...........  $   10,853   $   11,177
Number of loans serviced....................................     463,528      480,692

------------------------

(1) Includes $501.1 million of loan receivables transferred to Associates with call options.

    The Company's servicing portfolio (measured by principal balance) decreased 2% from March 31, 1999 to March 31, 2000, reflecting loan purchases and subsequent securitizations or loan sale/transfers to Associates, partially offset by defaults, prepayments and scheduled repayments. The decline in average outstanding balance of loans reflects an increase in the proportion of used to new cars financed by the Company and a reduction in average loan-to-value ratio on loan purchases resulting from the Company's more selective buying practices.

    OPERATING EXPENSES. Salaries and benefits increased to $21.4 million in the first quarter of 2000, up 16% from $18.5 million during the same period in 1999. The increase in salaries and benefits is primarily due to an enhanced incentive program for collectors and an increase in the number of employees.

    Other operating costs, including administrative, occupancy, depreciation and amortization, origination, servicing and collection expenses, decreased 4% for the three months ended March 31, 2000, compared with the same period in 1999. The decrease is primarily attributable to decreases in outside consulting fees and Y2K expenses.

    INCOME TAXES. The Company did not record an income tax benefit during the three months ended March 31, 2000, due to the uncertainty of the realization of net operating loss carryforwards.

DELINQUENCY, CREDIT LOSS AND REPOSSESSION EXPERIENCE

    The following tables describe the delinquency and credit loss and repossession experience of the Company's servicing portfolio for the periods indicated. A delinquent loan may result in the repossession and foreclosure of the collateral for the loan. Losses resulting from repossession and disposition of automobiles are charged against applicable allowances, which management reviews on a monthly basis. There can be no assurance that future delinquency, credit loss and repossession experience will be comparable to those set forth below.

DELINQUENCY EXPERIENCE (1):

                                                          MARCH 31, 2000       DECEMBER 31, 1999
                                                        -------------------   -------------------
(DOLLARS IN THOUSANDS)                                   AMOUNT    PERCENT     AMOUNT    PERCENT
----------------------                                  --------   --------   --------   --------
Delinquencies:
  31-60 days..........................................  $ 78,773      1.57%   $144,749    2.82%
  Greater than 60 days................................    42,339      0.84%     76,783    1.50%
                                                        --------   --------   --------    -----
                                                         121,112      2.41%    221,532    4.32%
In repossession.......................................    69,768      1.38%     62,881    1.23%
                                                        --------   --------   --------    -----
                                                        $190,880      3.79%   $284,413    5.55%
                                                        ========   ========   ========    =====

------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans, including loans sold/transferred to Associates, which the Company continues to service.

    The Company's delinquency rate has declined compared to December 31, 1999, primarily due to a recovery from the normal seasonal pressure on collection efforts, which is generally highest in the fourth quarter of the year.

CREDIT LOSS/REPOSSESSION EXPERIENCE (1):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                           2000         1999
----------------------                                        ----------   ----------
Average servicing portfolio outstanding during the period...  $5,067,273   $5,113,482
Average number of loans outstanding during the period.......     465,723      451,813
Number of charge-offs (2)...................................  $    9,992   $    8,116
Gross charge-offs (2).......................................  $   75,964   $   62,907
Recoveries (3)..............................................       9,311        8,207
                                                              ----------   ----------
Net losses..................................................  $   66,653       54,700
                                                              ==========   ==========
Annualized gross charge-offs as a percentage of average
  servicing portfolio.......................................       6.00%        4.92%
Annualized net losses as a percentage of average servicing
  portfolio.................................................       5.26%        4.28%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each loan. The information in the table includes previously sold loans, including loans sold/transferred to Associates, which the Company continues to service.

(2) Gross charge-offs represent principal amounts which management estimated to be uncollectable after the consideration of anticipated proceeds from the disposition of repossessed assets and selling expenses.

(3) Recoveries post-disposition amounts received on previously charged off loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted pursuant to General Instruction H to Form 10-Q.

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

    Another case which was filed November 8, 1996, Powel et al. V. Arcadia Financial Ltd. et al., involved a complaint by approximately 200 borrowers who purchased vehicles from a dealer which sold certain of Arcadia's repossessed vehicles on a consignment basis. The plaintiffs in this case alleged that Arcadia was either directly or vicariously liable for damages incurred as a result of the consignment dealer's alleged wrongful actions. The Company resolved the claims by such borrowers through the mediation process in June 1998. However, prior to the dismissal of those plaintiffs' action, an additional three plaintiffs entered the case. Since the entry of those three plaintiffs, an additional 670 borrowers have also been added as named plaintiffs. In accordance with Texas statutes, the Company made settlement offers in February 2000 to the individuals involved in the case. The settlement offers totaled approximately $6.0 million and such amount was included in accrued liabilities as of March 31, 2000. To date some of the borrowers have accepted the offers, some remain outstanding, and some have rejected. In the event the Company is not able to resolve the entire matter with these offers, the Company intends to defend the case vigorously. There can, however, be no assurance that the Company will prevail in such defense or that any order, judgment, settlement or decree arising out of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

    On January 26, 2000, a lawsuit was commenced by Reliance Insurance Company ("Reliance") against Arcadia seeking a declaratory judgement against Arcadia rescinding a blanket GAP insurance policy issued by Reliance to Arcadia and seeking recovery of approximately $1.4 million of claim monies paid by Reliance to Arcadia under that policy. Arcadia has begun to review the complaint and believes that the claims are without merit and intends to defend them vigorously. Arcadia has also filed a counterclaim against Reliance seeking declaratory judgement, specific performance and damages. There can, however, be no assurance that Arcadia will prevail in its defense and counterclaims.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

    The following exhibits are filed in response to Item 601 of Regulation S-K.

                                 EXHIBIT INDEX

           EXHIBIT
             NO.            DESCRIPTION
    ---------------------   -----------
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

           EXHIBIT
             NO.            DESCRIPTION
    ---------------------   -----------
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

             4.5            First Amendment and Restatement, dated of of April 28, 1995, of Indenture, dated July 1, 1994, between the Registrant
                            and Norwest Bank Minnesota, National Association, as
                            Trustee, relating to the Registrant's Unsecured Extendible
                            Notes and Fixed-Term Notes, including forms of Notes
                            (incorporated by reference to Exhibit 4.8.1 to
                            Post-Effective Amendment No. 2 on Form S-3 to Registrant's
                            Registration Statement on Form S-1, File No. 33-61512).

             4.6            Instrument of Resignation, Appointment and Acceptance, dated as of August 13, 1998, among the Registrant, Norwest Bank
                            Minnesota, National Association, as Resigning Trustee, and
                            Marine Midland Bank, as Successor Trust, relating to the
                            Registrant's Unsecured Extendible Notes and Fixed Term Notes
                            (incorporated by reference to Exhibit 4.2 to the
                            Registrant's Registration Statement on Form S-3, File
                            No. 33-60531).

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

           EXHIBIT
             NO.            DESCRIPTION
    ---------------------   -----------
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

             4.14           Form on 11.5% Senior Notes due March 15, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant's Current
                            Report on Form 8-K dated March 12, 1997 and filed March 18,
                            1997).

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

            10.1            1990 Stock Option Plan (as amended March 16, 2000) (filed
                            herewith).

            10.2            1992 Director Stock Option Plan (as amended March 16, 2000)
                            (filed herewith).

            27.1            Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K

    No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Quarterly Report on Form 10-Q be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARCADIA FINANCIAL LTD.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JOHN A. WITHAM                    Executive Vice President and
     -------------------------------------------         Chief Financial Officer         May 15, 2000
                   John A. Witham                        (Principal Financial Officer)

                /s/ BRIAN S. ANDERSON                  Senior Vice President, Assistant
     -------------------------------------------         Secretary (Principal            May 15, 2000
                  Brian S. Anderson                      Accounting Officer)